Form 10QSB
period 1998-03-31
INDUSTRIAL RUBBER PRODUCTS INC
filed 1998-05-29
CIK 1056093

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended March 31, 1998, or
/ /  Transition report under Section 13 or 15(d) of the Exchange Act, for the
     transition period from        to


Commission file number   333-46643

                       INDUSTRIAL RUBBER PRODUCTS, INC.
            (Exact name of registrant as specified in its charter)

      Minnesota                                 41-1550505
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

      3804 E. 13th St.
      Hibbing, MN                          55746
(Address of principal executive offices)  (Zip Code)

                                (218) 263-8831
             (Registrants telephone number, including area code)

                                 Not applicable
             (Former, name, former address and former fiscal year,
                          if changes since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes / /                      No /X/

Applicable Only to Issuers Involved in Bankruptcy
Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

                        Yes / /                      No / /

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

Common Stock, $.001 Par Value - 4,194,000 shares as of May 15, 1998.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Industrial Rubber Products, Inc.
Condensed Balance Sheets
March 31, 1998 and December 31, 1997
                                                  March 31       December 31
                                                  1998           1997
                                                  (Unaudited)
ASSETS
Current Assets
  Cash and Cash Equivalents                   $  941,057       $  132,344
  Trade receivables                            3,731,857        2,282,637
  Inventories                                    696,029          840,363
  Prepaid expenses                                82,524           53,367

  Total current assets                         5,451,467        3,308,711

Cash Value of Life Insurance                     122,780          122,780

Property and Equipment, at cost
  Land                                            10,000           10,000
  Buildings                                      521,950          518,741
  Automotive equipment                           356,030          339,481
  Machinery and equipment                      1,771,480        1,709,134

                                               2,659,460        2,577,356
  Less accumulated depreciation                1,135,133        1,059,263

                                               1,524,327        1,518,093

                                              $7,098,574       $4,949,584


                     Liabilities and Stockholders Equity

Current Liabilities
  Bank note payable                           $2,244,227       $1,135,000
  Current maturities of
    long-term debt                               215,078          218,861
  Due to related party (Note 2)                  239,825          106,825
  Accounts payable                             1,130,105          674,144
  Accrued expenses                               268,367          399,850

     Total current liabilities                 4,097,692        2,534,680

Long-term Debt, less current
  maturities                                     361,206          171,095

Stockholders Equity (Note 3)
  Common Stock, $.001 par value;
   authorized 25,000,000 shares;
   issued 2,934,000 shares                         2,934            2,934
  Additional paid-in capital                     143,816          143,816
  Retained Earnings                            2,493,016        2,097,059

                                               2,639,766        2,243,809

                                              $7,098,574       $4,949,584


     The accompanying notes are an integral part of the condensed financial statements.

                          Industrial Rubber Products, Inc.
                         Condensed Statements of Income
                                  (Unaudited)

                                                   Three months ended
                                                       March 31,
                                                  1998         1997
Net Sales                                       $3,816,776  $4,121,760
Cost of Sales                                    2,755,588   2,702,695

   Gross profit                                  1,061,188   1,419,065

Selling, general and administrative
  expenses                                         415,187     343,764

   Operating income                                646,001   1,075,301


Nonoperating Income (Expense)
  Interest income                                    1,186       2,064
  Interest expense                                 (36,431)    (45,010)

                                                   (35,245)    (42,946)

   Net Income                                   $  610,756  $1,032,355

Pro Forma Information (Note 4)
  Income before income taxes                    $  610,756         n/a
  Provision for income taxes                       238,195         n/a

   Net Income                                   $  372,561         n/a

Basic earnings per share                        $      .12         n/a

Weighted average shares outstanding              3,087,600         n/a

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Industrial Rubber Products, Inc.
                           Statements of Cash Flows
                                (Unaudited)

                                                   Three months ended
                                                        March 31,
                                                    1998         1997
Cash Flows from Operating Activities
  Net Income                                    $  610,756  $1,032,355
  Adjustments to reconcile net income
   to net cash provided by (used in
   operating activities:
   Depreciation                                     75,870      87,903
   Changes in working capital components
   Increase in receivables                      (1,449,220)   (730,388)
   (Increase)decrease in inventories               144,334     (62,159)
   (Increase)decrease in prepaid
      expenses                                     (29,157)     14,779
   Increase(decrease) in accounts
      payable and accrued expenses                 324,478     249,535
   Net cash provided by (used in)
      operating activities                        (322,939)    592,025

Cash Flows from Investing Activities
  Purchase of property & equipment                 (82,104)    (87,551)
  Receipts from related party                            0      32,500
  Net Cash used in investing
     activities                                    (82,104)    (55,051)

Cash Flows From Financing Activities
  Net proceeds (repayments) on short-
   term borrowings                               1,109,227    (483,100)
  Proceeds from long-term borrowings               300,000           0
  Principal payments on long-term
   borrowings                                     (113,672)   (286,931)
  Increase in excess of outstanding
   checks over bank balance                              0      24,942
  Dividends paid on common stock                  (214,799)    (21,686)
  Advances from related party                      133,000     190,000
    Net cash provided by (used in)
      financing activities                       1,213,756    (576,235)

Net increase (decrease) in cash and
  cash equivalents                                 808,713     (39,261)

Cash and cash equivalents
  Beginning                                        132,344      39,261
  Ending                                        $  941,057   $       0

Supplemental Disclosures of Cash Flow
Information
   Cash payments for interest                   $   36,431   $  45,709

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                         Industrial Rubber Products, Inc.
                     Notes to Condensed Financial Statements
                                March 31, 1998
                                 (Unaudited)

     1. Basis of Presentation. The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 1998, and March 31, 1997, (b) the financial position at March 31, 1998, and (c) the cash flows for the three month periods ended March 31, 1998, and March 31, 1997. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The balance sheet presented as of December 31, 1997, has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form SB-2 filed February 20, 1998, as most recently amended on April 23, 1998.

     2. Related Company Transactions. As of March 31, 1998, the Company had a payable of $239,825 to Nelson Roofing, Inc., a company owned by the majority stockholder of the Company. The Company also provides management and administrative services for Nelson Roofing, Inc. and receives a management fee for such services. Management fees invoiced to Nelson Roofing, Inc. amounted to $24,000 in the first quarter of 1998.

     The Company rents a house in Utah owned by the majority stockholder on a month to month basis. Total rent paid to the majority stockholder amounted to $14,100 in the first quarter of 1998.

     3. Stockholders Equity. As described in Note 4 below, the Company through March 31, 1998, was taxed as an S Corporation. As described in the Company's Form SB-2, as most recently amended, the Company will make distributions totaling approximately $800,000 to its majority shareholder to enable him to pay income taxes on the Company's 1997 income. As of March 31, 1998, approximately $585,000 of that distribution remained to be paid. In addition, the Company will make distributions totaling approximately $275,000 to enable the majority shareholder to pay income taxes on the first quarter income of the Company.

     4. Income Taxes. The Company was an S corporation from January 1, 1989 until March 31, 1998. As an S corporation, the Company generally was not responsible for income taxes; instead, the then sole stockholder of the Company was taxed on the Company's taxable income.

     As of March 31, 1998, the Company had a pending initial public offering for the sale of common stock. In anticipation of that offering, the Company filed an election to terminate its status as an S corporation effective March 31, 1998. Accordingly, the Company will be subject to federal and state income taxes from and after April 1, 1998.

     The pro forma information for income taxes as of March 31, 1998, represents the estimated income taxes that would have been reported had the Company filed federal and state income tax returns as a C Corporation.

     5. Earnings Per Share. Earnings per share are computed based upon the weighted average number of shares outstanding during the period, and assume the issuance of sufficient shares at $5.00 per share to provide net proceeds, after estimated aggregate offering expenses and underwriting discount, to repay short-term bank debt incurred to make an S corporation distribution to the existing shareholder. (See Note 3.)

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Net Sales. The Company's net sales for the first quarter of 1998 of $3,816,776 showed a decrease of $304,984 from the $4,121,760 of sales in the same period in 1997. However, all of the decline in sales is explained by one factor. Approximately $2,760,000 of the sales in the first quarter of 1997 related to the Kennecott Utah Copper pipe lining project. In the first quarter of 1998, the Company was also making deliveries under another major pipe lining contract and approximately $1,720,000 of the sales in the first quarter of 1998 were related to the Royal Oak Kemmes project. The performance of and the timing of shipments under these large pipe lining contracts causes fluctuations in the Company's quarterly operating results. Without the effect of these two large pipe lining contracts, the Company's sales in the first quarter of 1998 were approximately $2,096,776 which was almost a 54% increase over its sales of approximately $1,361,760 in the first quarter of 1997 without the Kennecott Copper pipe lining agreement. The Company's order backlog on March 31, 1998 was approximately $4,237,250.

     Cost of Sales. Cost of sales as a percentage of net sales was 72.20% in the first quarter of 1998 compared with 65.57% in first quarter of 1997. The increase was mainly due to the lower level of profitability in the first quarter of 1998 in comparison to the same quarter in 1997 when the Company benefited from an above average level of profitability on the Kennecott project and also benefited from the effect of increased sales volume on fixed overhead costs. As a percentage of net sales, gross profit decreased from 34.43% of net sales in the first quarter of 1997 to 27.88% of net sales in the first quarter of 1998. In dollar terms, gross profit decreased from $1,419,065 in the first quarter of 1997, to $1,061,188 in the first quarter of 1998.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased from $343,764 (8.34% of net sales) in the first quarter of 1997, to $415,187 (10.88% of net sales) in the same quarter of 1998. The increase was due primarily to increased staffing expenses, which were necessary to service increased sales other than large contracts. While net sales were less than during the same period of 1997, the mix of sales, which was not as dependent on a single large contract, required greater selling and administrative effort. In addition, in the first quarter of 1998, certain key personnel of the Company spent a significant amount of time preparing for the Company's initial public offering. These efforts also required additional staffing.

     Nonoperating Income and Expense. The major nonoperating expense, interest expense, decreased from $45,010 in 1997 to $36,431 in 1998. This was primarily due to lower borrowing during most of the quarter.
Nonoperating income was not a significant factor in the Company's operating results in 1997 and 1998.

     Net Income. Net income (before tax) for the period ended March 31, 1998, was $610,756 compared to $1,032,355 for the same period ended March 31, 1997. Net income as a percentage of net sales, decreased from 25.05% in 1997 to 16% in 1998. The decrease was due primarily to lower profitability resulting from the mix of sales.

     Income Taxes. As discussed elsewhere in this Form 10-QSB, the Company was an S Corporation until March 31, 1998, and as such was generally not responsible for income taxes. Instead, the then sole stockholder was taxed on the Company's taxable income. If the Company had paid income taxes as a C Corporation, its estimated income taxes during the first quarter of 1997 would have been $402,618, and in the first quarter of 1998 income taxes would have been $238,195.

     Cash Flows. The Company's cash flows from operating activities showed a decrease from net cash provided of $592,025 in the first quarter of 1997 to $322,939 of net cash used in operating activities in the first quarter of 1998. There were two factors accounting for this change. First, more cash was provided by operations in the first quarter of 1997 ($1,032,355) than in the same quarter of 1998 ($610,756). The second and more important factor was the increase of accounts receivable. Approximately $1,430,000 of the $1,449,220 increase in accounts receivable in the first quarter of 1998 was the result of the Company extending payment terms to a single customer, Royal Oak Kemmes, which account receivable is to be paid during the second quarter of 1998. The Company's cash flows from financing activities also reflects this increase in accounts receivable. The Company's borrowing activities included the $300,000 bridge loan for remodeling discussed in the Liquidity and Sources of Capital below, and an increase in its short term bank line of credit of $1,109,227. That increase in the bank line of credit which funded the cost of material and labor for the Royal Oak Kemmes project.

Liquidity and Sources of Capital.

     At March 31, 1998, the Company had working capital of $1,353,775, including $941,057 of cash and cash equivalents. The Company had earnings before taxes of $610,756 for the first quarter of 1998. As disclosed elsewhere in this Form 10-QSB, the Company will make a distribution to its majority shareholder of approximately $275,000 during 1998 to allow the shareholder to pay income taxes with respect to the Company's earnings from January 1,1998 through March 31, 1998, which is the date of its termination of its S Corporation election.

     During the first quarter of 1998, the Company obtained a loan from Norwest Bank Minnesota North in the amount of $300,000. The loan was a bridge loan in anticipation of the Company receiving $320,000 of long term loans from Norwest Bank and the Iron Range Resources and Rehabilitation Board ("IRRRB") of the State of Minnesota. These loans were to fund the remodeling of the Company's Hibbing, Minnesota corporate offices. The bridge loan was paid off with the proceeds of these loans which closed on April 10, 1998.

     On April 29, 1998, the Company closed the initial public offering of its common stock. Management believes that the presently estimated net proceeds of that offering $5,483,000, cash flow from operations, interest expected to be earned on the proceeds of this Offering until expended and bank borrowings will be sufficient to fund operations and expansion plans of the Company for at least 12 months. In order to meet its needs beyond 12 months, the Company may be required to raise additional capital.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(1) Effective date of the Securities Act registration statement for which the use of proceeds information is begin disclosed: April 23, 1998. Commission file number assigned to the registration statement: 333-46643.

(2)  Offering date: April 24, 1998.

(3)  Offering did not terminate before any securities were sold.

     (i)  Offering has not terminated.

     (ii)  Name of managing underwriter:  R.J. Steichen & Company.

     (iii)  Class of securities registered:  Common stock.

     (iv) Amount registered: 1,260,000 shares. Aggregate price of the offering amount registered: $6,300,000. Amount sold: 1,260,000 shares. Aggregate offering price of the amount sold to date: $6,300,000.

     (v) Amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered, for underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, other expenses and total expenses:

            Underwriter's Discount              $472,500
            NASD Fee                               1,305
            NASDAQ SmallCap Market Fee             9,344
            Registration Fee                       2,375
            Printing Expenses                     23,645
            Legal Fees and Expenses               95,000 (estimate)
            Accounting Fees and Expenses          50,000 (estimate)
            Blue Sky Fees and Expenses            14,849
            Transfer Agent Fees and Expenses       7,500 (estimate)
            Underwriter's Nonaccountable
            Expense Allowance                    126,000
            Miscellaneous                         14,320 (estimate)

                                                $816,838  (estimated total)

          (A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer and to affiliates of the issuer: None.

          (B)  Direct or indirect payments to others:  None.

     (vi) Net offering proceeds to the issuer after deducting the total expenses described in paragraph (f)(4)(v):

                $5,483,162

     (vii) From the effective date of the Securities Act registration statement to the ending date of the reporting period, the amount of net offering proceeds to the issuer used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchases of real estate; acquisition of other business(es); repayment of indebtedness; working capital; temporary investments (which should be specified); and any other purposes for which at least five percent of the issuer's total offering proceeds or $100,000 (whichever is less) has been used:

            Repayment of short-term bank loan on 5/05/98:     $675,000
            Addition to working capital on 5/06/98:           $126,500

          (A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer: None.
          (B)  Direct or indirect payments to others:  None.

     (viii) If the use of proceeds in paragraph (vii) represents a material change in the use of proceeds described in the prospectus.

No material changes in the use of proceeds described in the prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.
          Exhibit 11  Statement Re: Computation of Earnings
          per Share.

      (b) Reports on Forms 8-K.

          None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       INDUSTRIAL RUBBER PRODUCTS, INC.
                               (Registrant)


Date:   May ____, 1998                       /s/ Daniel O. Burkes
                                                 Daniel O. Burkes
                                                 President and Treasurer
                                                 (Principal Executive Officer)
                                                 (Principal Financial Officer)


                       Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share

                                             Three Months Ended
                                                  March 31,
                                                    1998
Primary and fully diluted:
  Weighted average shares outstanding
    during the period                              2,934,000

  Effect of issuance of sufficient shares
    to provide net proceeds sufficient to
    make S Corporation distributions to the
    majority shareholder                             196,000


  Total weighted average common shares             3,130,000


Pro Forma Net Income                                $372,561


Net income per share                                    $.12

Net income per share is computed based upon the weighted average number of shares outstanding during the period, and assumes the issuance of sufficient shares at $5.00 per share to provide net proceeds, after estimated aggregate offering expenses and underwriting discount, to repay short-term bank debt to make an S Corporation distribution to the majority shareholder. The Company will be required to present dilutive earnings per share in the future as a result of the option plan discussed in the Company's Form SB-2.