Form 10QSB
period 1998-06-30
INDUSTRIAL RUBBER PRODUCTS INC
filed 1998-08-11
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1998 or

     [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period Ended
From             to

                                ----------------

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

                                 (218) 263-8831
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former, name, former address and former fiscal year,
                          if changes since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes No

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.001 Par Value - 4,194,000 shares as of July 31, 1998.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Industrial Rubber Products, Inc.
                            Condensed Balance Sheets
                       June 30, 1998 and December 31, 1997

                                                  June 30            December 31
                                                    1998                  1997
                                                 Unaudited
                                                 ---------            ----------

Assets
Current Assets
  Cash and Cash equivalents                         $ 4,629,060      $   132,344
  Trade receivables                                   3,113,685        2,282,637
  Income Tax Refund Receivable                          145,453              n/a
  Inventories                                           439,724          840,363
  Prepaid expenses                                       29,130           53,367
                                                    -----------      -----------
  Total current assets                                8,357,052        3,308,711

Cash Value of Life Insurance                            124,280          122,780

Property and Equipment, at cost
  Land                                                   10,000           10,000
  Buildings                                             543,517          518,741
  Automotive equipment                                  445,028          339,481
  Machinery and equipment                             2,057,888        1,709,134
                                                    -----------      -----------
                                                      3,056,433        2,577,356
Less Accumulated depreciation                         1,217,657        1,059,263
                                                    -----------      -----------
Net Property and Equipment                            1,838,776        1,518,093
                                                    -----------      -----------
                                                    $10,320,108      $ 4,949,584
                                                    ===========      ===========
Liabilities and Stockholder's Equity

Current Liabilities
  Bank note payable                                 $   834,000      $ 1,135,000
  Current maturities of
         long-term debt                                 264,260          218,861
  Due to related party (Note 2)                               0          106,825
  Accounts payable                                    1,172,088          674,144
  Accrued expenses                                      281,165          399,850
                                                    -----------      -----------
         Total current liabilities                    2,551,513        2,534,680

                                                    -----------      -----------
Long-term Debt, less current
  maturities                                            368,076          171,095
                                                    -----------      -----------
Stockholder's Equity (Note 3)
  Common stock, $.001 par value;
   authorized 25,000,000 shares;
   issued 4,194,000 - 1998 and
   2,934,000 - 1997 shares                                4,194            2,934
  Additional paid-in capital                          5,615,925          143,816
  Retained earnings                                   1,780,400        2,097,059
                                                    -----------      -----------
Total Stockholder's Equity                            7,400,519        2,243,809
                                                    -----------      -----------
                                                    $10,320,108      $ 4,949,584
                                                    ===========      ===========

         See notes to the condensed financial statements.

                        Industrial Rubber Products, Inc.
                         Condensed Statements of Income
                                   (Unaudited)

                          Three months ended             Six months ended
                              June 30,                       June 30,
                         ---------------------           ------------------
                          1998           1997            1998          1997
                          ----           ----            -----         ----
Net Sales              $ 3,405,206    $ 4,259,896    $ 7,221,982    $ 8,381,656
Cost of Sales            2,706,870      2,850,849      5,462,458      5,553,544
                       -----------    -----------    -----------    -----------
    Gross profit           698,336      1,409,047      1,759,524      2,828,112

Selling, general and
 administrative
 expenses                  483,237        342,424        898,424        686,188
                       -----------    -----------    -----------    -----------
Operating income           215,099      1,066,623        861,100      2,141,924
                       -----------    -----------    -----------    -----------

Nonoperating Income
 Income/Expense
  Interest income          122,518             42        123,704          2,106
  Interest expense         (58,306)       (39,125)       (94,737)       (84,135)
                                      -----------    -----------    -----------
                            64,212        (39,083)        28,967        (82,029)
                       -----------    -----------    -----------    -----------
Income before income
 taxes                 $   279,311    $ 1,027,540        890,067      2,059,895
                       -----------    -----------    -----------    -----------

Income tax expense         111,726            n/a        111,726            n/a
                       -----------    -----------    -----------    -----------
Net Income before
 Pro Forma Taxes           167,585      1,027,540        778,341      2,059,895
                       -----------    -----------    -----------    -----------
Provision for Pro
 forma income taxes
 (see Note 4)                  n/a        388,382        238,195        791,000
                       -----------    -----------    -----------    -----------
    Net Income         $   167,585        639,158        540,146      1,268,895
                       ===========    ===========    ===========    ===========
Basic earnings per
  share                        .04            .22            .16            .43
                       ===========    ===========    ===========    ===========
Weighted average
shares outstanding       3,875,538      2,934,000      3,402,197      2,934,000


See notes to the condensed financial statements.


                        Industrial Rubber Products, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                                          Six months ended
                                                              June 30,
                                                       -------------------------
                                                          1998          1997
Cash Flows from Operating Activities
  Net Income                                       $   778,341      $ 2,059,895
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Depreciation                                        158,394          175,806
   Changes in working capital components
     (Increase)Decrease in:
        Receivables                                   (976,501)      (1,003,667)
        Inventories                                    400,639          (35,300)
        Prepaid expenses                                24,237           42,294
     Increase(Decrease) in:
        Accounts payable and accrued
          expenses                                     379,259          256,797
                                                   -----------       ----------
Net cash provided by (used in)
 operating activities                                  764,369        1,495,825
                                                   -----------       ----------

Cash Flows from Investing Activities
  Purchase of property & equipment                    (479,077)        (116,674)
  Receipts from (advances to) related
    party                                                    0          (68,500)
  (Increase) decrease in cash value
    of life insurance                                   (1,500)         (24,439)
                                                   -----------      -----------
Net Cash provided by (used in)
 investing activities                                 (480,577)        (160,735)
                                                   -----------       ----------

Cash Flows From Financing Activities
  Net proceeds of Stock Offering                     5,473,369                0
  Net proceeds (repayments) on short-
   term borrowings                                    (301,000)        (873,000)
  Proceeds from long-term borrowings                   320,000                0
  Principal payments on long-term
   borrowings                                          (77,620)         (82,361)
  Increase in excess of outstanding
   checks over bank balance                             80,397
  Dividends paid on common stock (See Note 3)       (1,095,000)         (49,938)
  Advances from (repayments to)
    related party                                     (106,825)
                                                   -----------       ----------
Net cash provided by (used in)
 financing activities                                4,212,924       (1,374,351)

Net increase (decrease) in cash and
  cash equivalents                                   4,496,716          (39,261)

Cash and cash equivalents
  Beginning                                            132,344           39,261
                                                    ----------       ----------
  Ending                                           $ 4,629,060      $         0
                                                    ==========       ==========
Supplemental Disclosures of Cash Flow
Information
  Cash payments for interest                       $    94,737      $    84,834
                                                    ==========       ==========
  Cash payments for income taxes                   $   257,179      $       n/a
                                                    ==========       ==========

         See notes to the condensed financial statements.

                        Industrial Rubber Products, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 1998
                                   (Unaudited)

     Note 1. Basis of Presentation. The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended June 30, 1998 and June 30, 1997 (b) the results of operations for the six months ended June 30, 1998 and June 30, 1997 (c) the financial position at June 30, 1998 and (d) the cash flows for the six month periods ended June 30, 1998 and June 30, 1997. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The balance sheet presented as of December 31, 1997 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form SB-2 filed February 20, 1998 as most recently amended on April 23, 1998.

     Note 2. Related Company Transactions. As of June 30, 1998, the Company had no outstanding payables to Nelson Roofing, Inc., a company owned by the majority stockholder of the Company. The Company also provides management and administrative services for Nelson Roofing, Inc. and receives a management fee for such services. Management fees invoiced to Nelson Roofing, Inc. amounted to $24,000 in the second quarter of 1998. Management fees for the six-month period ending June 30, 1998, amounted to $48,000.

     The Company rents a house in Utah owned by the majority stockholder on a month to month basis. Total rent paid to the majority stockholder amounted to $14,100 in the second quarter of 1998. Rent paid for the six-month period ending June 30, 1998, amounted to $28,200.

     Note 3. Stockholder's Equity. As described in Note 4 below, the Company through March 31, 1998 was taxed as a S Corporation. The Company made distributions during the second quarter totaling $880,202 to its majority shareholder to enable him to pay income taxes on the Company's 1997 calendar year and 1998 first quarter income.

     Note 4. Income Taxes. The Company was an S corporation from January 1, 1989 until March 31, 1998. As an S corporation, the Company generally was not responsible for income taxes; instead, the then sole stockholder of the Company was taxed on the Company's taxable income.

     On April 24, 1998, the Company completed an initial public offering for the sale of common stock. In anticipation of that offering, the Company filed an election to terminate its status as an S corporation effective March 31, 1998. Accordingly, the Company became subject to federal and state income taxes from and after April 1, 1998.

     The information for pro forma income taxes for the six-month and three month periods ending June 30, 1997 represents the estimated income taxes that would have been reported had the Company filed federal and state income tax returns as a C Corporation for those periods. The information for pro forma income taxes for the six month period ending June 30, 1998 represents the estimated income taxes that would have been reported had the Company filed federal and state income tax returns as a C Corporation for the three month period ending March 31, 1998.

     Note 5. Earnings per share. Earnings per share are computed based upon the weighted average number of shares outstanding during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net Sales. Net sales for the second quarter of 1998 of $3,405,206 compares with $4,259,896 in the same quarter of 1997. The decline in sales compared with 1997 relates to the Kennecott Utah Copper pipe-lining project, which accounted for approximately $2,864,000 of the 1997 second quarter sales. In the second quarter of 1998, the Company recorded sales under another major pipe lining project for Batu-Hijau in Indonesia of approximately $2,170,000. The performance of and the timing of shipments under these large pipe-lining contracts cause fluctuations in the Company's quarterly operating results.

     Net sales for the six month period ending June 30, 1998, of $7,221,892 compares with $8,381,656 in the same period in 1997 and included approximately $5,624,000 in sales from the Kennecott project. Net sales, excluding major projects, for the six month period were approximately $3,331,982 in 1998, which represents an increase of 22.1% when compared to the adjusted 1997 sales for the same period of $2,757,656.

     The Company's order backlog on June 30, 1998, was approximately $1,500,000.

     Cost of Sales. Cost of sales as a percentage of net sales was 79.5% in the second quarter of 1998 compared with 66.9% in same quarter of 1997. The increase was the result of below average costs in the Kennecott project in the 1997 period and above average costs on the Batu-Hijau project in the 1998 period. Gross profit decreased from 33.1% of net sales in the second quarter of 1997 to 20.5% of net sales in the second quarter of 1998. In dollar terms, gross profit decreased from $1,409,047 in the second quarter of 1997, to $698,336 in the second quarter of 1998.

     For the first six months of 1998 cost of sales was 75.6% of net sales compared with 66.3% for the same period in 1997. Below average costs on the Kennecott project in 1997 was the major reason for the difference. Gross profit decreased from 33.7% of net sales, $2,828,112, for the first six months of 1997 to 24.4% of net sales, $1,759,524, for the same period in 1998.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased from $342,424 (8.0% of net sales) in the second quarter of 1997, to $483,237 (14.2% of net sales) in the same quarter of 1998. For the six month period ending June 30, these expenses increased from $686,188 (8.2% of net sales) in 1997, to $898,424 (12.4% of net sales) in 1998.
These increases were due primarily to increased staffing required to produce sales increases exclusive of large contracts and additions of administrative personnel related to the Company's initial public offering.

     Nonoperating Income and Expense. The major nonoperating expense, interest expense, increased from $39,125 in second quarter of 1997 to $58,306 in 1998. This was due to higher borrowing during most of the 1998 second quarter resulting from collection delays on certain trade receivables, which were resolved just before the end of the quarter. Nonoperating interest income increased from near zero in second quarter of 1997, to $122,518 in the same quarter of 1998. This increase resulted from interest income earned on the proceeds of the initial public offering and interest earned on the late collections referenced above. The result was income of $64,212 from all nonoperating activities for the second quarter of 1998 compared an expense from all nonoperating activities of $39,083 in the same quarter in 1997.

     For the first six months interest expense increased from $84,135 in 1997, to $94,737 in 1998. Interest income increased from $2,106 in 1997 to $123,704 in 1998. The result was an income from all nonoperating activities of $28,967 in 1998 compared with an expense from all nonoperating activities of $82,029 in the same period in 1997.

     Net Income. Net income (before tax) for the second quarter of 1998 was $279,311 (8.2% of net sales) and compares with $1,027,540 (24.1% of net sales) for the same quarter in 1997. Although significantly less than the previous year, the second quarter performance was very close to expectations. The decrease from 1997 was due primarily to the profitability levels of previously mentioned large contracts. Net income (before tax) for the six month period ending June 30, 1998, of $890,067 (12.3% of net sales), compared with $2,059,895 (24.6% of net sales) for the same period in 1997.

     Income Taxes. As discussed elsewhere in this Form 10-QSB, the Company was an S corporation until March 31, 1998, and as such was generally not responsible for income taxes. Instead, the then sole stockholder was taxed on the Company's taxable income. If the Company had paid income taxes as a C Corporation, its estimated income taxes during the second quarter of 1997 would have been $388,382. In the second quarter of 1998, when the Company was a C corporation, its estimated income taxes were $111,726.

     It is estimated that income taxes for the six months ending June 30, 1997, would have been $791,000 compared with $349,921 for the same period in 1998.

     Cash Flows. The Company's cash flows from operating activities showed net cash provided by operations of $764,369 in the first six months of 1998. This represents positive performance, but is less than the $1,495,825 provided by operations in the same period in 1997. The major difference was the contribution of the Kennecott project to net income in 1997. This was partially offset by a significant reduction in inventory in 1998. In both periods the Company had large increases in receivables primarily as the result of the timing of payments under large pipe-lining contracts.

     The Company showed net cash used in investing activities of $480,577 in the first six months of 1998 compared with $160,735 in the same period of 1997. The difference results from increased purchases of property and equipment.

     The Company's cash flows from financing activities reflects the proceeds of the initial public stock offering of $5,473,309. As described in the prospectus, these proceeds were reduced for dividends (distributions) to the majority shareholder for income tax payments related to 1997 and the first quarter of 1998. These distributions, which constitute almost all of the dividends paid on common stock were $1,095,000 in the first six months of 1998 compared with $49,938 during the same period in 1997. The net proceeds of the stock offering and $873,000 of repayments of short-term borrowings in 1997 account for the $5,587,275 difference in cash provided by financing activities in the two periods.

Liquidity and Sources of Capital.

     At June 30, 1998, the Company had working capital of $5,805,539, including $4,629,060 of cash and cash equivalents. The Company had income before income taxes of $890,067 for the first six months of 1998. As disclosed elsewhere in this Form 10-QSB, the Company received the proceeds of its initial public offering of $5,473,369 on April 29, 1998. During the second quarter of 1998, the Company made distributions, as outlined in the prospectus, of $880,202 to its majority shareholder to allow the shareholder to pay income taxes with respect to the Company's earnings from 1997 and the first quarter of 1998. Management believes that the net proceeds of the initial public offering, cash flow from operations, interest to be earned on the proceeds of the offering until expended and bank borrowings will be sufficient to fund operations and expansion plans of the Company for at least 12 months. In order to meet its needs beyond 12 months, the Company may be required to raise additional capital.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

(1) Effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed: April 23, 1998. Commission file number assigned to the registration statement: 333-46643.

(2) Offering date: April 24, 1998.

(3) Offering did not terminate before any securities were sold.

    (i)  Offering has not terminated.

    (ii)  Name of managing underwriter:  R.J. Steichen & Company.

    (iii) Class of securities registered: Common stock.

    (iv) Amount registered: 1,260,000 shares. Aggregate price of the offering amount registered: $6,300,000. Amount sold: 1,260,000 shares. Aggregate offering price of the amount sold to date $6,300,000.

    (v) Amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered, for underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, other expenses and total expenses:

         Underwriter's Discount                   $472,500
         NASD Fee                                    1,305
         NASDAQ SmallCap Market Fee                 12,344
         Registration Fee                            2,375
         Printing Expenses                          23,645
         Legal Fees and Expenses                    84,337 (estimate)
         Accounting Fees and Expenses               50,000
         Blue Sky Fees and Expenses                 14,849
         Transfer Agent Fees and Expenses            3,152
         Underwriter's Nonaccountable
          Expense Allowance                        126,000
         Miscellaneous                              38,184 (estimate)

                                                  $826,691 (estimated total)

     (A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer and to affiliates of the issuer: None.

     (B) Direct or indirect payments to others: None.

     (vi) Net offering proceeds to the issuer after deducting the total expenses described in paragraph (3)(v):

                  $5,473,309

     (vii) From the effective date of the Securities Act registration statement to the ending date of the reporting period, the amount of net offering proceeds to the issuer used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchase of real estate; acquisition of other business(es); repayment of indebtedness; working capital; temporary investments (which should be specified); and any other purposes for which at least five percent of the issuer's total offering proceeds or $100,000 (whichever is less) has been used:

         Repayment of short-term bank loan on 5/05/98                 $675,000
         Addition to working capital on 5/06/98:                      $126,500
         Purchase Water Jet Equipment                                 $118,500

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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)


Date:   August 6, 1998                            /s/ Daniel O. Burkes
                                               ---------------------------------
                                               Daniel O. Burkes
                                               Chief Executive Officer


                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share

                                                                Six Months Ended
                                                                     June 30,
                                                                ----------------
                                                                      1998
                                                                   ----------
Net income Per Share - basic:
  Weighted average shares outstanding
    during the period                                                  3,402,197
                                                                      ----------
Net Income                                                           $   540,146
                                                                      ----------
Net income per share - basic                                         $      .16
                                                                      ==========
Net income per share - diluted:                                              n/a

     Net income per share is computed based upon the weighted  average number of
shares  outstanding   during  the  period.   Stock  options  and  warrants  were
antidilutive for the period ending June 30, 1998.