Form 10QSB/A
period 1998-06-30
INDUSTRIAL RUBBER PRODUCTS INC
filed 1998-09-03
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                                  AMENDMENT #1

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



                        Industrial Rubber Products, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                                          Six months ended
                                                              June 30,
                                                       -------------------------
                                                          1998          1997
Cash Flows from Operating Activities
  Net Income                                       $   778,341      $ 2,059,895
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Depreciation                                        158,394          175,806
   Changes in working capital components
     (Increase)Decrease in:
        Receivables                                   (976,501)      (1,003,667)
        Inventories                                    400,639          (35,300)
        Prepaid expenses                                24,237           42,294
     Increase(Decrease) in:
        Accounts payable and accrued
          expenses                                     379,259          256,797
                                                   -----------       ----------
Net cash provided by (used in)
 operating activities                                  764,369        1,495,825
                                                   -----------       ----------

Cash Flows from Investing Activities
  Purchase of property & equipment                    (479,077)        (116,674)
  Receipts from (advances to) related
    party                                                    0          (68,500)
  (Increase) decrease in cash value
    of life insurance                                   (1,500)          24,439
                                                   -----------      -----------
Net Cash provided by (used in)
 investing activities                                 (480,577)        (160,735)
                                                   -----------       ----------

Cash Flows From Financing Activities
  Net proceeds of Stock Offering                     5,473,369                0
  Net proceeds (repayments) on short-
   term borrowings                                    (301,000)        (873,000)
  Proceeds from long-term borrowings                   320,000                0
  Principal payments on long-term
   borrowings                                          (77,620)         (82,361)
  Increase in excess of outstanding
   checks over bank balance                                              80,397
  Dividends paid on common stock (See Note 3)       (1,095,000)        (499,387)
  Advances from (repayments to)
    related party                                     (106,825)
                                                   -----------       ----------
Net cash provided by (used in)
 financing activities                                4,212,924       (1,374,351)

Net increase (decrease) in cash and
  cash equivalents                                   4,496,716          (39,261)

Cash and cash equivalents
  Beginning                                            132,344           39,261
                                                    ----------       ----------
  Ending                                           $ 4,629,060      $         0
                                                    ==========       ==========
Supplemental Disclosures of Cash Flow
Information
  Cash payments for interest                       $    94,737      $    84,834
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


     The Company's cash flows from financing activities reflects the proceeds of the initial public stock offering of $5,473,309. As described in the prospectus, these proceeds were reduced for dividends (distributions) to the majority shareholder for income tax payments related to 1997 and the first quarter of 1998. These distributions, which constitute almost all of the dividends paid on common stock were $1,095,000 in the first six months of 1998 compared with $499,387 during the same period in 1997. The net proceeds of the stock offering and $873,000 of repayments of short-term borrowings in 1997 account for the $5,587,275 difference in cash provided by financing activities in the two periods.


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