Form 10QSB/A
period 1998-06-30
INDUSTRIAL RUBBER PRODUCTS INC
filed 1998-11-13
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                                  AMENDMENT #2

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


         3804 East 13th Ave.
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