Form 10QSB
period 1998-09-30
INDUSTRIAL RUBBER PRODUCTS INC
filed 1998-11-13
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1998 or

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

Common Stock, $.001 Par Value - 4,194,000 shares as of October 31, 1998.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Industrial Rubber Products, Inc.
                            Condensed Balance Sheets
                       September 30, 1998 and December 31, 1997

                                                   September 30      December 31
                                                       1998              1997
                                                    Unaudited
                                                    ---------        ----------

Assets
Current Assets
  Cash and Cash equivalents                         $ 1,747,167      $   132,344
  Short term investments                              2,433,016              n/a
  Trade receivables                                   1,794,979        2,282,637
  Income Tax Refund Receivable                          212,765              n/a
  Inventories                                           311,898          840,363
  Prepaid expenses                                       17,197           53,367
                                                    -----------      -----------
  Total current assets                                6,517,022        3,308,711

Cash Value of Life Insurance                            131,887          122,780

Property and Equipment, at cost
  Land                                                   10,000           10,000
  Buildings                                             545,192          518,741
  Automotive equipment                                  458,758          339,481
  Machinery and equipment                             2,118,173        1,709,134
                                                    -----------      -----------
                                                      3,132,123        2,577,356
Less Accumulated depreciation                         1,323,683        1,059,263
                                                    -----------      -----------
Net Property and Equipment                            1,808,440        1,518,093
                                                    -----------      -----------
                                                    $ 8,457,349      $ 4,949,584
                                                    ===========      ===========
Liabilities and Stockholder's Equity

Current Liabilities
  Bank note payable                                 $         0      $ 1,135,000
  Current maturities of
         long-term debt                                 298,028          218,861
  Due to related party (Note 2)                               0          106,825
  Accounts payable                                      347,808          674,144
  Accrued expenses                                      253,893          399,850
                                                    -----------      -----------
         Total current liabilities                      899,729        2,534,680

                                                    -----------      -----------
Long-term Debt, less current
  maturities                                            270,705          171,095
                                                    -----------      -----------
Stockholder's Equity (Note 3)
  Common stock, $.001 par value;
   authorized 25,000,000 shares;
   issued 4,194,000 - 1998 and
   2,934,000 - 1997 shares                                4,194            2,934
  Additional paid-in capital                          5,603,289          143,816
  Retained earnings                                   1,679,432        2,097,059
                                                    -----------      -----------
Total Stockholder's Equity                            7,286,915        2,243,809
                                                    -----------      -----------
                                                    $ 8,457,349      $ 4,949,584
                                                    ===========      ===========

         See notes to the condensed financial statements.

                        Industrial Rubber Products, Inc.
                         Condensed Statements of Income
                                   (Unaudited)

                          Three months ended             Nine months ended
                            September 30,                  September 30,
                         ---------------------           ------------------
                          1998           1997            1998          1997
                          ----           ----            -----         ----
Net Sales              $ 1,691,024    $ 3,402,985    $ 8,913,006    $11,784,641
Cost of Sales            1,369,366      2,389,889      6,831,824      7,943,433
                       -----------    -----------    -----------    -----------
    Gross profit           321,658      1,013,096      2,081,182      3,841,208

Selling, general and
 administrative
 expenses                  523,973        283,861      1,422,397        970,049
                       -----------    -----------    -----------    -----------
Operating income          (202,315)       729,235        658,785      2,871,159
                       -----------    -----------    -----------    -----------

Nonoperating Income
 Income/Expense
  Interest income           61,323            118        185,027          2,224
  Interest expense         (27,288)       (21,376)      (122,025)      (105,511)
                       -----------    -----------    -----------    -----------
                            34,035        (21,258)        63,002       (103,287)
                       -----------    -----------    -----------    -----------
Income before income
 taxes                 $  (168,280)   $   707,977        721,787      2,767,872
                       -----------    -----------    -----------    -----------

Income tax expense         (67,312)           n/a         44,414            n/a
                       -----------    -----------    -----------    -----------
Net Income before
 Pro Forma Taxes          (100,968)       707,977        677,373      2,767,872
                       -----------    -----------    -----------    -----------
Provision for Pro
 forma income taxes
 (see Note 4)                    0        270,206        238,195      1,061,206
                       -----------    -----------    -----------    -----------
    Net Income         $  (100,968)       437,771        439,178      1,706,666
                       ===========    ===========    ===========    ===========
Basic earnings per
  share                       (.02)           .15            .12            .58
                       ===========    ===========    ===========    ===========
Weighted average
shares outstanding       4,194,000      2,934,000      3,672,462      2,934,000


See notes to the condensed financial statements.


                        Industrial Rubber Products, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                                         Nine months ended
                                                            September 30,
                                                       -------------------------
                                                          1998          1997
Cash Flows from Operating Activities
  Net Income                                       $   677,373      $ 2,767,872
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Depreciation                                        264,420          263,709
   Changes in working capital components
     (Increase)Decrease in:
        Receivables                                    274,893         (281,239)
        Inventories                                    528,465            9,912
        Prepaid expenses                                36,170           32,124
     Increase(Decrease) in:
        Accounts payable and accrued
          expenses                                    (472,293)         166,788
                                                   -----------       ----------
Net cash provided by (used in)
 operating activities                                1,309,028        2,959,166
                                                   -----------       ----------

Cash Flows from Investing Activities
  Disbursements for short term investments          (2,433,016)               0
  Purchase of property & equipment                    (554,767)        (355,132)
  Receipts from (advances to) related
    party                                                    0           32,500
  (Increase) decrease in cash value
    of life insurance                                   (9,107)          19,237
                                                   -----------      -----------
Net Cash provided by (used in)
 investing activities                               (2,996,890)        (303,395)
                                                   -----------       ----------

Cash Flows From Financing Activities
  Net proceeds of Stock Offering                     5,460,733                0
  Net proceeds (repayments) on short-
   term borrowings                                  (1,135,000)        (890,000)
  Proceeds from long-term borrowings                   320,000                0
  Principal payments on long-term
   borrowings                                         (141,223)        (780,300)
  Increase in excess of outstanding
   checks over bank balance                                                   0
  Dividends paid on common stock (See Note 3)       (1,095,000)        (644,577)
  Advances from (repayments to)
    related party                                     (106,825)
                                                   -----------       ----------
Net cash provided by (used in)
 financing activities                                3,302,685       (2,314,877)
                                                   -----------       ----------
Net increase (decrease) in cash and
  cash equivalents                                   1,614,823          340,894

Cash and cash equivalents
  Beginning                                            132,344           39,261
                                                    ----------       ----------
  Ending                                           $ 1,747,167      $   380,155
                                                    ==========       ==========
Supplemental Disclosures of Cash Flow
Information
  Cash payments for interest                       $   122,025      $   106,210
                                                    ==========       ==========
  Cash payments for income taxes                   $   257,179      $       n/a
                                                    ==========       ==========

         See notes to the condensed financial statements.

                        Industrial Rubber Products, Inc.
                     Notes to Condensed Financial Statements
                               September 30, 1998
                                   (Unaudited)

     Note 1. Basis of Presentation. The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended September 30, 1998 and September 30, 1997 (b) the results of operations for the nine months ended September 30, 1998 and September 30, 1997 (c) the financial position at
September 30, 1998 and (d) the cash flows for the nine month periods ended September 30, 1998 and September 30, 1997. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The balance sheet presented as of December 31, 1997 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form SB-2 filed February 20, 1998 as most recently amended on April 23, 1998.

     Note 2. Related Company Transactions. As of September 30, 1998, the Company had no outstanding payables to Nelson Roofing, Inc., a company owned by the majority stockholder of the Company. The Company also provides management and administrative services for Nelson Roofing, Inc. and receives a management fee for such services. Management fees invoiced to Nelson Roofing, Inc. amounted to $24,513 in the third quarter of 1998. Management fees for the nine-month period ending September 30, 1998, amounted to $72,513.

     The Company rents a house in Utah owned by the majority stockholder on a month to month basis. Total rent paid to the majority stockholder amounted to $14,100 in the third quarter of 1998. Rent paid for the nine-month period ending September 30, 1998, amounted to $42,300.

     Note 3. Stockholder's Equity. As described in Note 4 below, the Company through March 31, 1998 was taxed as a S Corporation. The Company made distributions through the third quarter totaling $1,095,000 to its majority shareholder to enable him to pay income taxes on the Company's 1997 calendar year and 1998 first quarter income.

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

     The information for pro forma income taxes for the nine-month and three month periods ending September 30, 1997 represents the estimated income taxes that would have been reported had the Company filed federal and state income tax returns as a C Corporation for those periods. The information for pro forma income taxes for the nine month period ending September 30, 1998 represents the estimated income taxes that would have been reported had the Company filed federal and state income tax returns as a C Corporation for the three month period ending March 31, 1998.

     Note 5. Earnings per share. Earnings per share are computed based upon the weighted average number of shares outstanding during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net Sales. Net sales for the third quarter of 1998 of $1,691,024 compares with $3,402,985 in the same quarter of 1997. The decline in sales compared with 1997 relates to the Kennecott Utah Copper pipe-lining project, which accounted for approximately $2,202,000 of the 1997 third quarter sales. In the third quarter of 1998, the Company did not record any sales for major pipe lining projects. The performance of and the timing of shipments under these large pipe-lining contracts cause fluctuations in the Company's quarterly operating results.

     Net sales for the nine month period ending September 30, 1998, of $8,913,006 compares with $11,784,641 in the same period in 1997. The 1997 nine month period included approximately $7,826,000 in sales from the Kennecott project. Net sales, excluding major projects, for the nine month period were approximately $4,926,854 in 1998, which represents an increase of 24.5% when compared to the adjusted 1997 sales for the same period of $3,958,641.

     The Company's order backlog on September 30, 1998, was approximately $790,000.

     Cost of Sales. Cost of sales as a percentage of net sales was 81.0% in the third quarter of 1998 compared with 70.2% in same quarter of 1997. The increase was the result of below average costs in the Kennecott project in the 1997 period and above average costs in the 1998 period. Gross profit decreased from 29.8% of net sales in the third quarter of 1997 to 19.0% of net sales in the third quarter of 1998. In dollar terms, gross profit decreased from $1,013,096 in the third quarter of 1997, to $321,658 in the third quarter of 1998.

     For the first nine months of 1998 cost of sales was 76.7% of net sales compared with 67.4% for the same period in 1997. Below average costs on the Kennecott project in 1997 was the major reason for the difference. Gross profit decreased from 32.6% of net sales, $3,841,208, for the first nine months of 1997 to 23.3% of net sales, $2,081,182, for the same period in 1998.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased from $283,861 (8.3% of net sales) in the third quarter of 1997, to $523,973 (31.0% of net sales) in the same quarter of 1998. For the nine month period ending September 30, these expenses increased from $970,049 (8.2% of net sales) in 1997, to $1,422,397 (16.0% of net sales) in
1998. These increases were due primarily to increased staffing required to produce sales increases exclusive of large contracts and additions of administrative personnel related to the Company's initial public offering and anticipated acquisitions.

     Nonoperating Income and Expense. The major nonoperating expense, interest expense, increased from $21,376 in the third quarter of 1997 to $27,288 in 1998. This was due to higher borrowing during most of the 1998 third quarter resulting from collection delays on certain trade receivables, which were resolved just before the end of the quarter. Nonoperating interest income increased from near zero in third quarter of 1997, to $61,323 in the same quarter of 1998. This increase resulted from interest income earned on the proceeds of the initial public offering. The result was income of $34,035 from all nonoperating activities for the third quarter of 1998 compared an expense from all nonoperating activities of $21,258 in the same quarter in 1997.

     For the first nine months interest expense increased from $105,511 in 1997, to $122,025 in 1998. Interest income increased from $2,224 in 1997 to $185,027 in 1998. The result was an income from all nonoperating activities of $63,002 in 1998 compared with an expense from all nonoperating activities of $103,287 in the same period in 1997.

     Net Income. Net loss (before tax) for the third quarter of 1998 was $168,280 ((9.9%) of net sales) and compares with income of $707,977 (20.8% of net sales) for the same quarter in 1997. Although significantly less than the previous year, the third quarter performance was slightly below expectations. The decrease from 1997 was due primarily to the profitability levels of previously mentioned large contracts. Net income (before tax) for the nine month period ending September 30, 1998, of $721,787 (8.1% of net sales), compared with $2,767,872 (23.5% of net sales) for the same period in 1997.

     Income Taxes. As discussed elsewhere in this Form 10-QSB, the Company was an S corporation until March 31, 1998, and as such was generally not responsible for income taxes. Instead, the then sole stockholder was taxed on the Company's taxable income. If the Company had paid income taxes as a C Corporation, its estimated income taxes during the third quarter of 1997 would have been $270,206. In the third quarter of 1998, when the Company was a C corporation, its estimated income taxes were a negative $67,312.

     It is estimated that income taxes for the nine months ending September 30, 1997, would have been $1,061,206 compared with $282,609 for the same period in 1998.

     Cash Flows. The Company's cash flows from operating activities showed net cash provided by operations of $1,309,028 in the first nine months of 1998. This compares with the $2,959,166 provided by operations in the same period in 1997. The major difference was the contribution of the Kennecott project to net income in 1997. This was partially offset by a significant reduction in inventory and receivables in 1998.

     The Company showed net cash used in investing activities of $2,996,890 in the first nine months of 1998 compared with $303,395 in the same period of 1997. The difference results from a large purchase of short term investments (treasuries and commercial paper) with the proceeds of the initial public offering.

     The Company's cash flows from financing activities reflects the proceeds of the initial public stock offering of $5,460,733. As described in the prospectus, these proceeds were reduced for dividends (distributions) to the majority shareholder for income tax payments related to 1997 and the first quarter of 1998. These distributions, which constitute almost all of the dividends paid on common stock, were $1,095,000 in the first nine months of 1998 compared with $644,577 during the same period in 1997. The net proceeds of the stock offering and $890,000 of repayments of short-term borrowings in 1997 account for the $5,617,562 difference in cash provided by financing activities in the two periods.

Liquidity and Sources of Capital.

     At September 30, 1998, the Company had working capital of $5,617,293, including $1,747,167 of cash and cash equivalents and $2,433,016 of short term investments. The Company had income before income taxes of $721,787 for the first nine months of 1998. As disclosed elsewhere in this Form 10-QSB, the Company received the proceeds of its initial public offering of $5,460,733 on April 29, 1998. During the second quarter of 1998, the Company made distributions, as outlined in the prospectus, of $880,202 to its majority shareholder to allow the shareholder to pay income taxes with respect to the Company's earnings from 1997 and the first quarter of 1998. Management believes that the net proceeds of the initial public offering, cash flow from operations, interest to be earned on the proceeds of the offering until expended and bank borrowings will be sufficient to fund operations and expansion plans of the Company for at least 12 months. In order to meet its needs beyond 12 months, the Company may be required to raise additional capital.

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

    (i)  Offering terminated April 24, 1998.

    (ii)  Name of managing underwriter:  R.J. Steichen & Company.

    (iii) Class of securities registered: Common stock.

    (iv) Amount registered: 1,260,000 shares. Aggregate price of the offering amount registered: $6,300,000. Amount sold: 1,260,000 shares. Aggregate offering price of the amount sold: $6,300,000.

    (v) Amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered, for underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, other expenses and total expenses:

         Underwriter's Discount                   $472,500
         NASD Fee                                    1,305
         NASDAQ SmallCap Market Fee                 12,344
         Registration Fee                            2,375
         Printing Expenses                          23,645
         Legal Fees and Expenses                    89,165
         Accounting Fees and Expenses               50,000
         Blue Sky Fees and Expenses                 14,849
         Transfer Agent Fees and Expenses            3,152
         Underwriter's Nonaccountable
          Expense Allowance                        126,000
         Miscellaneous                              43,982 (estimate)

                                                  $839,317 (estimated total)

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

                  $5,460,683

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

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

     On November 11, 1998, the Company signed a letter of intent to purchase the operating assets of TJ Products, Inc., a privately-held manufacturing company headquartered in West Jordan, Utah. TJ Products, Inc. produces rubber linings, rubber moldings and urethane moldings for the mineral processing, electric power, paper and U.S. military defense contract industries, and has annual sales of approximately $4.0 million. Under the terms of the letter of intent, Industrial Rubber Products will pay approximately $1.9 million for the equipment, molds and intangible assets of TJ Products, Inc., and will also purchase all useable inventories at the time of closing. The letter of intent provides that TJ Products, Inc.'s President, Dean Wilson, will continue as president of the acquired company and will join Industrial Rubber Products' executive management team. The Company will finance the acquisition through a combination of bank financing and proceeds from its initial public offering. The Company will being the due diligence process immediately and expects to complete a definitive purchase agreement by November 30, 1998. Final closing has been scheduled for December 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             Exhibit 11  Statement Re: Computation of Earnings per Share.
             Exhibit 27  Financial Data Schedule

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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)


Date: November 13, 1998                            /s/ John M. Kokotovich
                                               ---------------------------------
                                               John M. Kokotovich
                                               Chief Financial Officer


                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share

                                                               Nine Months Ended
                                                                  September 30,
                                                               ----------------
                                                                      1998
                                                                   ----------
Net income Per Share - basic:
  Weighted average shares outstanding
    during the period                                                  3,672,462
                                                                      ----------
Net Income                                                           $   439,178
                                                                      ----------
Net income per share - basic                                         $      .12
                                                                      ==========
Net income per share - diluted:                                              n/a

     Net income per share is computed based upon the weighted  average number of
shares  outstanding   during  the  period.   Stock  options  and  warrants  were
antidilutive for the period ending September 30, 1998.