Form 10KSB
period 1998-12-31
INDUSTRIAL RUBBER PRODUCTS INC
filed 1999-04-02
CIK 1056093

FORM 10-KSB

         SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE
     ACT OF 1934
    For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE
    ACT OF 1934

Commission file number:    333-46643

                  INDUSTRIAL RUBBER PRODUCTS, INC.
                  - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
       (Exact name of registrant as specified in its charter)

               Minnesota                             41-1550505
           - - - - - - - - - - - - - - - -         - - - - - - - - - - - - - -
         (State or other jurisdiction                (I.R.S. Employer
         of incorporation or organization)           Identification No.)

         3804 East 13th Street, Hibbing, MN          55746
          - - - - - - -- - - - - - - - - - - - - - - - - - - - - -        - - -
         (Address of principal executive offices)     (Zip Code)

Issuer's telephone number including area code:       (218) 263-8831

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.001 Par Value
                  - - - - - - - - - - - - - - - - - - - - - - -

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                                                 - - -

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] - - - The Company's revenues for its fiscal year ended December 31, 1998: $9,981,268.

Aggregate Market Value of Stock held by Non-Affiliates of the Company as of March 23, 1999: $1,762,983, based on a closing average bid and asked price on that date of $1.421875 per share.

The number of shares of the Company's Common Stock outstanding as of March 23, 1999 is 4,184,500.

Transitional Small Business Disclosure Form:               Yes: [  ] ; No: [X].

Documents Incorporated by Reference

Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by references in Part III.

                           TABLE OF CONTENTS

PART I

    Item 1:       Description of Business.....................................3
    Item 2:       Description of Property....................................15
    Item 3:       Legal Proceedings..........................................16
    Item 4:       Submission of Matters to a Vote of Security Holders........16

Part II

    Item 5:       Market for Common Equity and Related Stockholder
              Matters........................................................16

    Item 6:       Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................17

    Item 7:       Financial Statements.......................................21

    Item 8:       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..........................21

PART III

    Item 9:       Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act.................................................22

    Item 10:      Executive Compensation.....................................22

    Item 11:      Security Ownership of Certain Beneficial Owners
               and Management................................................22

    Item 12:      Certain Relationships and Related Transactions.............22

    Item 13:      Exhibits and Reports on Form 8-K...........................22

                                                  PART I

                            Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-KSB are "forward looking statements' intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward- looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1:  Business

     (a)     General development of business

Industrial Rubber Products, Inc. (the "Company" or "Industrial Rubber") was founded in 1986 to acquire and operate a rubber lining facility then owned by Irathane Systems Incorporated, a wholly owned subsidiary of Illinois Tool Works, Inc.

The Company was incorporated as a Minnesota corporation on March 5, 1986, as Industrial Rubber Applicators, Inc., and on January 30, 1998, changed its name to Industrial Rubber Products, Inc. The Company's executive offices are located at 3804 E. 13th Avenue, Hibbing, MN 55746, and its telephone number is (218) 263- 8831.

The Company began operations in April of 1986. The Company's business originally consisted of applying and then vulcanizing rubber (for corrosion and abrasion resistance purposes) to wearable parts that were used primarily in the mining industry.

In 1996 the Company entered into a major contract of approximately $10,000,000, to provide rubber lining services for the Kennecott Utah Copper pipe-lining project near Salt Lake City, Utah. To effectively provide these services the Company leased and opened a manufacturing facility in Clearfield Utah in 1996. During 1997 and 1998 the Company used the facility to provide services to Kennecott and other customers in the area. The Kennecott project was completed in 1998.

     On January 20, 1999, the Company acquired Sonwil Products, Inc. dba TJ Products in West Jordan, Utah. This acquisition is referred to throughout this Form 10-KSB report and the 1998 Annual Report.

On January 31, 1999, the lease on the Clearfield facility expired and the Company consolidated those operations at the facilities of the newly acquired TJ Products.

Initially, the Company was taxed as a C corporation under the Internal Revenue Code. Effective January 1, 1989, the Company elected to be taxed as an S corporation. The Company continued to be taxed as an S corporation until March 31, 1998, when the Company elected C corporation status.

     (b)     Narrative description of Industrial Rubber's business

Principal Products, Services and Markets

Industrial Rubber designs, produces and supplies protective materials, abrasion resistant products and equipment, erosion/corrosion protective linings and proprietary rubber products to the mineral processing, power, wood processing and other heavy industries.

Product Lines

Industrial Rubber has three product lines. Its pipe and pipe lining products line consists of rubber lined pipe and pipe parts fabricated primarily for the mineral processing industry. Its proprietary products are engineered replacement parts primarily for mineral processing facilities. Its standard rubber products are sold, along with related services, to the Company's customers in the various industry segments served by the Company.

Pipe and Pipe Lining Products. Industrial Rubber produces and supplies rubber and steel slurry pipe and components for tailings pipeline systems. A proprietary formulated rubber compound (I.R.P. X8220) is used which protects these pipelines from abrasion and corrosion. This proprietary compound has increased pipeline life expectancy by 50% in one North American taconite plant. A taconite plant has advised Industrial Rubber that its operational evaluation has demonstrated that unprotected steel tailing pipe has a service life of 20,000 hours, while similar pipe lined with Industrial Rubber's proprietary compound X8220 has a service life of 40,000 hours. The Company's proprietary compound X8220 has been used in 600,000 feet of slurry transportation pipe products for 12 mineral processing plants. Since its development it has demonstrated its ability to extend service life and protect expensive tailings impoundment systems from corrosion and abrasive wear. In 1996, the Company designed and developed new processes and equipment that decreased the cost and improved the overall product quality of overland slurry pipelines. Mechanical couplings, historically used in connecting lined pipe for long distance overland slurry systems, are typically high cost items to the customer. This is particularly true in high pressure, large diameter pipelines. The Company believes that prior to 1996, industry standards and equipment limitations only allowed for the production of 40' long pipe sections. Industrial Rubber has designed its own production equipment, and presently supplies to its customers 60' lined pipe sections, eliminating one third of the required mechanical couplings, and resulting in cost savings to the customers.

The Company used this technology in lining 120,000 linear feet of pipe for the abrasive slurry transportation system of the Kennecott Utah Copper Corporation at its $450,000,000 tailings impoundment modernization project in Utah. Since 1996, three other major slurry transportation system products have been ordered from Industrial Rubber:

         1997     B & K Steel             8,200'   48" diameter pipe (completed)
         1998     Royal Oak Kemess       47,000'   26" diameter pipe (completed)
         1998   Newmont/Batu Haiju       21,000'   44" diameter pipe (completed)

The Company believes that the development of 60' lined pipe has set the standard for the industry. Industrial Rubber is continuing development efforts to eliminate mechanical couplings in rubber lined pipe products for overland slurry transportation systems.

In 1996, Industrial Rubber and its suppliers developed 1" thick calendared rubber, the first in the industry to meet engineered specifications for an abrasive slurry material. This rubber product doubled the expected service life of industry standard

1/2" calendared rubber in slurry transport, and is projected to result in cost savings for customers by reducing replacement costs.

Industrial Rubber's pipe product line includes large overland slurry system pipe products and products as small as 2" in diameter. The Company can produce rubber-lined pipe from 2" to 72' in diameter, from 1" to 60' long, and with calendared linings from 1/8" to 1" thick. It can provide all fittings, tees, Y's, manifolds and other piping components typically used in mineral processing and power generation facilities.

Proprietary and Engineered Products. Industrial Rubber's proprietary and engineered product line includes engineered grinding mill parts. Examples of such products are air bags, lifter bars and shell liners. The hard host rock that contains minerals must be ground to small fragmented product size, using large grinding mills. The wearable parts that protect these grinding mills have a relatively short service life. They have been typically made of heavy iron castings.

Industrial Rubber believes that its patented rubber grinding mill discharger reduces weight, matches or increases service life and provides improved fit when compared to other dischargers. A North American mineral-processing plant has informed the Company that by using the Industrial Rubber patented grinding mill dischargers, it has reduced grinding costs by increasing production and decreasing energy costs per ton ground. The patented grinding mill discharger is being used at two taconite, one molybdenum and three copper mines, operating in 17 grinding mills. Grinding mill dischargers and other grinding mill products are being designed for five additional mining properties.

Standard Rubber Products. The Company's standard rubber products range in weight from less than one pound to over 10,000 pounds, with costs ranging from $20 to $20,000 for individual parts. Examples of such products are manifolds, screens, pulleys, and rolls. All products are made to customer engineered specifications. The Company's Quality Assurance Program seeks to insure product conformity while limiting defects and reducing associated value added costs. The Company, responding to the needs of international markets, has begun preparations to qualify under an ISO 9000 program.

Markets

The markets for the Company's products are the hard rock mineral processing, coal and power generation, paper and pulp production, and other similar heavy industries. Its marketing to date has focused primarily on the mineral processing industry.

The North American mining industry is considered heavy industry. The hard rock that hosts important minerals (iron, copper, gold, molybdenum), is generally blasted from the earth and then crushed, and ground (processed), to allow the extraction (beneficiation) of these minerals. The equipment needed to process and beneficiate this rock is subject to constant abrasion, corrosion and erosion. Industrial Rubber has developed, designed, tested and produced rubber products that protect the mineral processing and beneficiation equipment, extending their serviceable life, and saving its customers money through decreased replacement costs and reduced downtime. The Company's rubber products also provide further benefits to its customers through noise abatement and dust and dirt reductions.

Although Industrial Rubber's products protect the mineral processing and beneficiation equipment, the products do become worn and must be replaced. Many of the Company's products are used to replace its own and other manufacturers' protective products that have become worn.

Industrial Rubber's first market was the Minnesota taconite industry where taconite rock with a typical iron ore content of 25% to 30% is excavated, crushed, ground and separated to make 46 million tons of high grade taconite (iron ore) pellets annually.

In 1991, Industrial Rubber began to sell its products to other mineral processing markets to diversify its business and minimize the effects of demand cycles. In 1998, approximately 50% of the Company's sales were to mineral processing facilities other than taconite. A large proportion of those sales related to copper and gold production.

The U.S. and Canada rank number two and number three, respectively, in worldwide copper production and have slated many new mine openings and expansion projects for copper production. Most of these, however, are on hold due to current commodity prices. Arizona is the number one copper producing state.

Copper ore is typically a 1% to 1.5% grade. Gold ore is considerably lower. The waste rock slurry pipe systems needed to transport this rock to large impoundments have grown, due to environmental and practical needs. A North American copper producer recently invested $450,000,000 in a new 3,500 acre copper rock waste (tailings) impoundment; of this total, $40,000,000 was spent on highly abrasive resistant, lined pipe products.

Although North America is a large market for the Company's products, the world mining industry is significantly larger, with Chile alone operating a significant number of grinding mills with resulting mine production of 3,000,000 metric tons. Recently, the Company has begun to expand by selling its products outside of North America. In 1997, less than 1% of the Company's sales were shipped offshore, in 1998, this proportion grew to approximately 25% of sales. The international market offers potential market growth for Industrial Rubber, with most of the actual contracts coming from North American engineering firms or their subcontractors.

Marketing and Distribution of Products

The Company markets its products through a direct sales force and independent sales representatives. The Company's major customers in 1998 included Hibbing Taconite Company, whose majority owner is Bethlehem Steel (taconite production), Royal Oak Mining Kemess Mine (gold mining), and BendTec (pipe engineering/manufacturing firm).

The Company's present sales force consists of a sales and marketing manager, three direct salespeople, a sales clerk, and two independent sales representative companies that employ five direct salespeople and a marketing consultant. The Company plans to grow its number of direct salespeople and is in the process of establishing independent sales representation in certain national and international markets.

The Company has recently added three direct sales people with the acquisition of TJ Products. The people, who previously worked for TJ's, cover a seven state territory including and surrounding Utah.

Industrial Rubber seeks to grow through increased penetration of the North American hard rock mining market with its present rubber products, the development and sales of new products, sales to new mineral processing markets outside of North America and sales of present and new products to the coal power generation, paper and pulp manufacturing and other heavy industries.

Industrial Rubber's marketing strategy is to maximize penetration of domestic markets, including mineral processors and coal and power generating facilities, with its present products. The Company is acting to expand its product lines and new products will be cross-sold to existing and new customers.

The marketing plan includes prospective customer identification, customer needs analysis and increased and strategic placement of the sales force, to facilitate geographic market and product expansion. The marketing plan is being implemented in the U.S. and Canadian markets and, when appropriate, will be implemented internationally. The Company intends to develop business partnerships with existing customers and the engineering firms that serve them.

Chile, Peru, Brazil, Argentina, Mexico, and Australia are major mineral processing countries, as are certain Southeast Asian countries. The Company will direct its efforts to penetrate these markets by adding direct sales people, adding independent representatives and forming strategic alliances with original equipment manufacturers in these markets.

Industrial Rubber utilizes general and product specific brochures and sales literature. Video is used as an additional marketing resource. Advertising and articles in industry trade magazines, journals, newsletters and papers has been increased. Trade show attendance and participation has increased to become a larger part of the marketing effort.

Industrial Rubber is in the process of placing satellite production and distribution facilities where justified by the local market. The Company has identified a potential satellite location in southern Arizona.

The Company has identified other protective material products, including steel and iron products, that are not presently produced by Industrial Rubber, but are used by its customers. Through its representation of Ani Braken, the Company seeks to be able to supply cast iron and steel products to its customers and is seeking strategic relationships with the manufacturers of related products. The goal is to allow the Company to supply its customers with a full line of protective products eliminating the disadvantage to the customers of acquiring components from multiple suppliers. Customers should further benefit by having a single source for the design and testing of protective product improvements.

Recent studies in Minnesota and Michigan have demonstrated that there is a concern among its customers regarding the environmental considerations both for present disposal costs and future liabilities arising from landfill disposal of steel, rubber, urethane and other worn out products. At the present time, grinding mill parts, pump parts, classification screens, pipe products and other benefication equipment protective parts made of rubber, steel and urethane, are disposed of after usable life, normally through a landfill method. The Company is continuing to expand its closed-loop recycling program to allow its customers to return these used equipment products to the Company. The Company will remove the elastomeric compounds, and through cryogenic technology and the Company's and other's proprietary material enhancement processes, produce recycled raw materials to be used in manufacturing molded rubber protective parts for repurchase.

Industrial Rubber is investigating developing a closed-loop-recycling program for integration into its marketing strategies for all products and locations to meet its customers' needs . A further benefit of the "closed-loop" recycling process and the re-manufacturing of raw materials would be to reduce the Company's future dependency on natural rubber.


Status of Publicly Announced New Products

In August of 1998 the Company signed an agreement to market high-alloy ferrous cast mill and crusher parts in North America for the Melbourne, Australia based firm, ANI Bradken. Initial delivery and sales of the product for testing took place in the first quarter of 1999. Potential future sales for this product line will depend on several variables, including current testing, which are unknown at this time.

Competitive Conditions

The protective material products business that serves the mineral processing and other heavy industries is competitive. These protective material products are made of steel, iron, rubber, urethane, ceramics, plastics and hybrids of these materials. The Company's competitors fabricate, cast, mold, shape, machine, and form the material into finished products. Both large and small companies throughout the world compete on price and by adding value to their products through fit and function, using physical design, chemical or physical make up or proprietary data (patents). The competition falls into two categories.

The first category is the regional manufacturer/supplier that services the mineral processing and power generation properties that are close to its production facility. Standard rubber liners, urethane castors and metal fabricators typically fall within this category. They use personalized service and quick delivery as an advantage to their regional customers.

The second category is national manufacturers of products that are used by a large number of mineral processing and power generating plants. Rubber molders, cast iron and metal makers, ceramic manufacturers and original equipment manufacturers typically fall into this category. They use proprietary design, large distribution networks and high volume to reduce manufacturing costs. Sophisticated quality programs, managed inventories and just-in-time deliveries are advantages to their customers and their size provides them with access to greater financial and other resources.

The Company believes that regional manufacturer/supplier R. Wales & Sons and national manufacturer/suppliers Rubber Engineering, Illinois Tool Works, Linatex and Svedala represent the Company's main sources of competition and each such competitor has greater resources than the Company.

The Company believes that it can successfully compete with companies in both categories, through focused service to customers located near its Minnesota and Utah facilities and through its ability to provide quality products in increasingly large quantities to customers located in geographically distant areas. The Company also believes that the satellite facilities that it may establish will increase its ability to compete in geographically distant markets.

Raw Materials and Supplies.

The Company currently purchases its rubber from multiple suppliers that manufacture to the Company's specifications and formulas. The Company is evaluating the potential acquisition of a raw material supplier or the purchase of equipment to process raw materials. This integration could reduce production costs and expand potential markets by providing the capability to develop new formulas internally. Currently, the low price of natural rubber makes these alternatives less beneficial.

The Company obtains most of the rubber used to treat or line its pipe products and to manufacture its standard rubber products from Bedell-Kraus and Dyna-Mix. The Company obtains pipe from Piping Machine Specialties, Naylor Pipe, Thrall Distributors and NAPTech, Inc. The Company obtains pipe parts and other metal products from Furin & Shea and Vidmar Iron Works. The Company anticipates that it will continue to obtain these materials from these suppliers, but other sources are available for all such materials.

Dependence on Major Customers

While the Company is not dependent on any single customer a substantial portion of Industrial Rubber's revenues in 1996, 1997 and 1998 were from large project contracts for rubber lined tailings pipe. The companies purchasing such products and services from the Company pursuant to large contracts vary and the recent drops in commodity prices has caused many modernization and new projects to be put on hold. The Company has no orders for large contracts at this time.

Proprietary Rights and Labor Contracts

The Company currently holds one patent for a Discharge Millhead. The patent on the Discharge Millhead will terminate on April 7, 2013. The Company is developing additional potentially patentable products, including rubber compounds, grinding mill parts, screens and cyclone products, pipe coupling products and closed loop material handling services. Since many of the Company's developments are extensions of existing knowledge, no assurance can be given that patents for either the products or processes being developed will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership to the patents and other proprietary rights held by the Company. Further, there can be no assurance competitors have not developed or will not develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around such patents. In addition, whether or not patents are issued, others may hold or receive patents which contain claims having a scope that covers products developed by the Company. Industrial Rubber's proprietary rubber formula is not patentable. While the
Company obtains confidentiality agreements from its suppliers and its key employees, competitors could independently develop the formula. Further, litigation to protect either patents or trade secrets, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the

Company, and to defend the Company against claimed infringement may be necessary.

The Minnesota production employees are covered by a collective bargaining agreement with the United SteelWorkers of America, Local No. 6860-1, which terminates on April 1, 2000. There is no union affiliation at the Utah facility

Research and Development.

The Company has not incurred significant research and development costs, although it has incurred certain of such costs on a job-by-job basis which are expensed as incurred.

The Company has announced plans to pursue an Elastomer Technology and Material Research Center to be located in Hibbing Minnesota. The center, which would develop better grinding and separation methods for recycled rubber, would require an initial investment of approximately $3,000,000 of public and private funds. The Company has committed $500,000 and is currently pursuing both public and private sources for the remaining funds. The Company proposes to manage the center and use the developed technology for product development and a closed loop recycling program.

Governmental Regulation

While Industrial Rubber's products are not subject to, and do not require any governmental approvals, before sale, the Company is subject to a wide variety of governmental regulations. As a manufacturing company, Industrial Rubber is subject to safety regulations established by the United States Department of Labor and the Minnesota Department of Labor and Industry under the Occupational Safety and Health Act ("OSHA"). Because its products are sold to the mining industry, workplace safety at the Company is also subject to regulation by the Mine Safety and Health Administration. The Company's operations are continually being monitored and inspected. During February 1998, the Company received OSHA reports addressing a number of deficiencies found by inspectors in the Company's production facilities, and assessing fines against the Company totaling approximately $6,000. In 1998 all deficiencies were addressed, none of which had a material effect on the Company's operations. The Company intends to participate with OSHA in a program to limit or correct future deficiencies before fines are assessed.

Environmental Regulation

The Company uses hazardous solvents in its production processes and disposes of waste products such as used solvents. These and other activities of the Company are subject to various federal, state and local laws and regulations governing the generation, handling, storage, transportation, treatment and disposal of hazardous wastes. Under such laws, an owner or lessee of real estate may be liable for, among other things, (I) the costs of removal or remediation of certain hazardous or toxic substances located on, in or emanating from, such property, as well as related costs of investigation and property damage and substantial penalties for violations of such laws, and (ii) environmental contamination at facilities where its waste is or has been disposed. Such laws often impose such liability without regard to whether the owner or lessee knows of, or was responsible for, the presence of such hazardous or toxic substances.

     While the Company's operations, to its best knowledge, are in full compliance with all existing laws and regulations, environmental legislation and regulations have changed rapidly in recent years and the Company cannot predict what, if any, impact future changes in such legislation may have on the Company's business. Further, environmental legislation has been enacted, and may in the future be enacted, that creates liability for past actions that were lawful at the time taken. As in the case with manufacturing companies in general, if damage to persons or the environment has been caused, or is in the future caused, by the Company's use of hazardous solvents or by hazardous substances located at the Company's facilities, the Company may be fined or held liable for the cost of remediating such damage. Imposition of such fines or the incurrence of such liability may have a material adverse effect on the Company's business, financial condition and results of operations. Further, changes in environmental regulations in the future may require the Company to make significant capital expenditures to change methods of disposal of hazardous solvents or otherwise alter aspects of its operations.

The United States Environmental Production Agency ("EPA") in its October 1992 Preliminary Assessment of the Company's Minnesota facility reported that the Company's predecessor had a 5,000 square foot unlined outdoor waste drum storage area between 1967 and 1981. The EPA's assessment revealed no documented releases from this area. During 1997, the Minnesota Pollution Control Agency ("MPCA") notified the Company that it was required to complete an initial investigation of possible soil contamination caused by the previous owner of the Minnesota facility. In June of 1998 representatives from the MPCA's Regulatory Compliance Section ("RCS") collected samples from the former drum storage area. All results were reported as below detection limits; therefore, no further soil or ground water investigation is necessary at this time.

Recent Event

On March 25, 1999 the Company executed an agreement with Illinois Tool Works Inc., ("ITW") to acquire all of the assets of ITW's Irathane Systems Division. Irathane Systems produces liquid urethanes, urethane moldings, and rubber and urethane linings for the mineral processing, aggregate, paper and electric power industries.

The assets to be acquired include all of the machinery, equipment, tools, molds, vehicles, furniture, fixtures, supplies, leasehold improvements, accounts receivable, inventories, and real estate of the division. It also includes prepaid expenses, and intangible assets including the Irathane trademark in the United States and Canada, trade secrets, intellectual property, customer lists, existing contracts, and similar assets. The assets that are proposed to be purchased include the Irathane System Division real estate owned in Colorado Springs, Colorado, and Sudbury, Ontario, Canada.

The Irathane Systems Division has manufacturing facilities in Colorado Springs, Colorado, Hibbing, Minnesota and Sudbury, Ontario, Canada. As a requirement of the agreement, all of Irathane's current employees will be offered employment with Industrial Rubber at the time of the closing.

The purchase price of the assets to be acquired will be approximately $8,000,000. Approximately $300,000 of this will be paid by the assumption of liabilities, and the remaining $7, 700,000 will be paid in cash. The source of the cash funds to make the acquisition is the remaining proceeds of Industrial Rubber Products, Inc.'s Initial Public Offering completed in April of 1998 and bank financing provided by U.S. Bank.

While an allocation of the purchase price to the assets will not be made until after closing, it is anticipated that accounts receivable will constitute approximately $1,300,000 of the assets purchased, inventory will constitute approximately $1,250,000 of the assets purchased and prepaid expenses will constitute approximately $50,000 of the assets purchased The remaining balance of the purchase price will be allocated between physical assets and intangibles.

In order to permit the closing of the transaction at the end of the first quarter of 1999, the parties have agreed that the customary due diligence that would otherwise take place in a transaction such as this will take place after closing. The Purchase Agreement contains special provisions providing for adjustments to be made to the purchase price based upon the post closing due diligence as well as the more traditional adjustments arising as a result of a closing. The Company has obtained a commitment for bridge financing for the acquisition of $7,000,000 as well as a commitment for line of credit financing of $2,000,000 from U.S. Bank. The bank financing will be closed at the same time as, or just prior, to the closing of the acquisition of the Irathane System Division assets.

Employees

As of February 28, 1999, Industrial Rubber had 80 employees, all of whom were full-time; 50 were in Minnesota and 30 were in Utah (TJ Products). Of the 80 employees, 55 were in production, seven were in sales, four were in engineering and design, and fourteen were in executive, administrative and clerical positions.

The Company believes that its relations with its employees are excellent, demonstrated by a low turnover rate. The Minnesota production employees are covered by a collective bargaining agreement with the United SteelWorkers of America, local No. 6860-1, which terminates on April 1, 2000. There is no union affiliation at the Utah facility. The Company believes that the representation of the Minnesota production employees by the Union acts to remove a potential barrier to the sale of certain of the Company's products to the taconite mining plants by responding to union contract language that limits out-sourcing of work.

Item 2:  Properties

Industrial Rubber operates three production and distribution centers. Its Minnesota manufacturing facility (located on the Mesaba Iron Range, the heart of the taconite mining industry) is a 30,000 square foot manufacturing/office facility. Proprietary and rubber lined pipe products produced at the facility are used by taconite pellet producing companies and are also shipped throughout North America for use in copper, gold, molybdenum and other mineral processing operations. The facility also houses the Company's corporate headquarters and sales and technical support staffs.

The Company recently acquired a second facility in Hibbing, Minnesota. The facility, which is approximately 16,000 sq.ft., is being used for general expansion and a distribution center.

In 1996, due to customer demand, a second production facility in Clearfield Utah, equipped with over $1,000,000 in specially designed processing machinery, was opened. The Clearfield plant was designed to supply Industrial Rubber's piping and pipe products to the western United States and Canada.

In December of 1998 the Company made a decision to cancel it's lease on the Clearfield facility effective January 31, 1999, and consolidate the operations from the Clearfield facility with the soon to be acquired TJ Products. This consolidation is expected to reduce future operating costs. It also provides the Company with sufficient equipment to start-up a new satellite facility most likely Arizona.

The Hibbing Minnesota manufacturing facility is a 30,000 square foot facility on four acres of land in the Hibbing Industrial Park. Newly renovated corporate office space occupies approximately 4,000 square feet of this facility, with the remainder dedicated to manufacturing space. Portions of the four acres of land are used for receiving, storage and sandblasting activities.

The Hibbing manufacturing facility is subject to a mortgage with a principal balance of $311,000 as of December 31, 1998.

The Company leases structures of approximately 25,000 square feet and 3.5 acres of land in West Jordan, Utah, that were previously leased by TJ Products, which the Company acquired on January 20, 1999. The lease agreement runs through January 19, 2009, and the Company has options to terminate the lease after January 19, 2003 upon six months' notice, and options during the entire period to purchase the facilities and property at "appraised value".

The Company believes that all facilities are in satisfactory condition.

Item 3:  Legal Proceedings

The Company has not been involved in any legal proceedings since the date of the initial public offering and there are no known pending or threatened legal proceedings at this time.

Item 4:  Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of the security holders of the Company since the date of its initial public offering, April 24, 1998, through the solicitation of proxies or otherwise.

                                                 Part II

Item 5:  Market for Registrant's Common Equity and Related Stockholder
             Matters

The Company's Common Stock trades on the Nasdaq SmallCap Market under the symbol INRB. The following table sets forth the high and low bid quotation for the quarters shown. The prices quoted represent prices between trades in the stock without adjustments for mark-ups, mark-downs or commissions and do not necessarily reflect actual transactions. The Company's initial public offering date was April 24, 1998.
                                                   1998

         Quarter                            High                       Low
            1st                                n/a                     n/a
            2nd                               4-7/8                    3-1/4
            3rd                               3-7/8                    2
            4th                               2-3/4                    1

The approximate number of shareholders of record and beneficial shareholders of the Company's $.001 par value common stock as of December 31, 1998 was 50 and 1,000, respectively.

The Company has not paid any dividends on its Common Stock, and intends to follow a policy of retaining all of its earnings to finance its business and any future acquisitions. The terms of the Company's covenants with its bank further limits its ability to pay dividends

Item 6: Management's Discussion and Analysis of Financial Condition and
            Results of Operations

This commentary should be read in conjunction with the Financial Statements and Notes, presented immediately following the signature page of this 10-KSB Report, for a full understanding of Industrial Rubber's financial position and results of operations.

Fiscal 1998 Compared With 1997.

Net sales in the year ended December 31, 1998, of $9,981,268 decreased 30.8%, or $4,440,091, when compared to 1997 sales of $14,421,359. The decrease was mainly attributable to the decrease in major contracts. In 1997 the Company realized nearly $8.1 million in net sales from the Kennecott Utah Copper pipe- lining project. During 1998 the Company's net sales included two major projects which totaled approximately $4.1 million. As a result, the Company experienced a loss of about $4.0 million in net sales from major projects.

Although the Company continues to pursue major projects, currently depressed commodity prices make the near-term likelihood of such projects very low. The Company is not projecting any sales from major projects in 1999. Rather, the Company is projecting sales growth through expansion and acquisition, such as the January 20, 1999 acquisition of TJ Products in West Jordan, Utah. TJ Products is expected to contribute annual sales of about $3.5 to $4.0 million. The Company is also actively pursing other acquisition candidates, such as ITW's Irathane System Division previously referred to.

The Company's order backlog on December 31, 1998, was approximately $789,290. The Company currently anticipates that it will have filled all current backlog orders by the end of the first quarter of 1999.

Cost of sales as a percentage of net sales was 78.0% in 1998 compared with 69.0% in 1997. The increase was primarily the result of a loss in major projects, especially the Kennecott Utah Copper project, which are generally more profitable and provide certain economies-of-scale benefits.

Selling, general and administrative expenses increased from $1,664,611 in 1997 to $2,342,553 in 1998. Approximately $300,000 of the $677,942 increase was the result of increased administrative personnel and associated expenses related to organizing and operating a public company. In addition, the Company recorded a

$280,000 allowance for doubtful accounts to cover the entire trade receivable balance from Kemess Royal Oak mines, which recently filed for protection under Canadian bankruptcy law. The Company plans to continue to pursue collection of the unpaid balance to the fullest extent possible. The Company also recorded an $81,000 loss in achieving a final and complete out-of-court settlement with IRM/NAPTech, concerning certain claims related to the $10 million Kennecott Utah Copper project.

The Company experienced a $209,881 pre-tax provision for the restructuring costs associated with the closing of the Clearfield, Utah facility and the consolidation of Clearfield operations at the acquired facilities of TJ Products in nearby West Jordan, Utah. This consolidation is expected to result in operating cost savings in future years.

Non-operating income increased from $3,620 in 1997 to $245,713. This increase was the result of interest income earned on the net proceeds on the initial public offering on April 24, 1998, and approximately $81,000 of interest earned on trade receivable accounts. The Company anticipates that interest income will be substantially reduced in the future as the net proceeds from the initial public offering are utilized as planned. Interest expense increased from $110,731 in 1997 to $138,247 in 1998. The primary reasons for the increase is higher short-term borrowing early in the year to fund trade receivables, partially offset by reduced long-term interest due to the early retirement of equipment loans in 1997.

As discussed elsewhere in this Form 10-KSB, the Company was an S Corporation until March 31, 1998, and as such, was generally not responsible for income taxes. Instead, the then sole stockholder was taxed on the Company's taxable income. If the Company had paid income taxes as a C corporation, its estimated income taxes during 1997 would have been $1,038,000. It is estimated that income taxes for 1998 would have been a credit of $80,000. Additional information is provided in Note 9. Income Tax Matters and Change in Tax Status, of the Financial Statements, presented immediately following the signature page of this 10-KSB Report.

The pro-forma net loss of $168,454, or $.04 per basic and diluted share for 1998, represents a decrease from pro forma net income of $1,663,767 or $.54 per basic and diluted share of the prior year. This change was due to the reduced sales and increased costs and expenses previously discussed.

Fiscal 1997 Compared with 1996.

Net sales increased from $6,309,775 for 1996 to $14,421,359 for 1997. Of the net sales in 1997, $8,094,517 was related to Kennecott Utah Copper pipe lining project. The Company's order backlog on January 15, 1998 was approximately $6,300,000, most of which was related to two major projects, Royal Oak Kemess and Bend Tec, which were completed in the first and second quarters, respectively.

Cost of sales as a percentage of sales was 69% in 1997 compared with 76% in 1996. The decrease in 1997 was mainly due to achieving a higher level of profitability on a major contract and the impact of increased volume on fixed overhead costs.

Selling, general and administrative expenses increased from $1,122,968 in 1996, to $1,664,611 in 1997. The increase was due primarily to increased staffing expenses, which were necessary to service increased sales and increased salaries for key personnel, reflecting their efforts to increase sales and profitability.

The major non-operating expense, interest expense, increased from $90,554 in 1996, to $110,731 in 1997. Non-operating income was not a significant factor in the Company's operating results in 1996 and 1997.

Net income (before tax) in 1997 was $2,701,767 compared to $319,785 in 1996. Net income as a percentage of net sales, increased from 5% in 1996 to 19% in 1997. The increase was due primarily to the successful completion of a major pipelining contract.

As discussed elsewhere in this Form10-KSB, the Company was an S Corporation until March 31, 1998, and as such was generally not responsible for income taxes. Instead, the existing stockholder was taxed on the Company's taxable income. If the Company had paid income taxes as a C Corporation, its estimated income taxes in 1996 would have been $145,300 and in 1997 income taxes would have been $1,038,000.

Liquidity and Capital Resources.

The Company's cash flows provided by operating activities were $1,651,198 for 1998, compared with $1,845,624 in 1997. The two periods included two significant, but nearly offsetting changes. Net income decreased nearly $2.6 million in 1998 compared with 1997. Favorable working capital changes in 1998, compared with 1997, included approximately $1.9 million in receivables, which consists of approximately a $1.2 million increase in 1997 and approximately a $700,000 decrease in 1998. Inventories were also reduced in 1998.

Cash flows used for investing activities were $2,296,703 in 1998, compared with $587,422 in 1997. Nearly the entire difference of approximately $1.7 million related to the short-term investment in marketable securities with initial public offering proceeds in 1998. Cash invested in property and equipment was nearly constant for the two periods at about $617,000.

The Company's cash flows provided by financing activities were $3,229,127 in 1998 compared with a use of cash of $1,165,119 in 1997. The approximate $4.4 million increase is the result of net proceeds from the initial public offering of about $5.5 million, offset by reductions in short-term and long-term borrowing.

At December 31, 1998, the Company had working capital of $4,953,251, including $2,715,966 of cash and cash equivalents and $1,642,784 of short-term investments. The Company had long-term debt of $329,108 as of December 31, 1998. As disclosed elsewhere in this Form 10-KSB, the Company received the proceeds of its initial public offering of $5,463,276 on April 29, 1998. During the year, the Company made use of proceeds as outlined in the prospectus, of approximately $1.1 million.

During the first quarter of 1999, the Company used approximately $2.8 million of additional proceeds from the initial public offering. Most of these funds, $2.6 million, were used for the acquisition of TJ Products in January of 1999. The Company intends to complete bank financing during 1999 on a portion of the TJ Products acquisition. Further, the Company intends to leverage potential future acquisitions with a combination of initial public offering proceeds and bank term financing, such as the acquisition of ITW's Irathane System Division previously referred to.

The Company believes that it can fund proposed capital expenditures and operational requirements from operations, currently available cash and cash equivalents, short-term investments and existing bank credit lines. Proposed capital expenditures, excluding potential acquisitions, for the year ending December 31, 1998 are expected to total approximately $600,000, compared with $617,000 the past two years.

The Company intends to continue to grow its business, internally and through alliances and acquisitions. The Company currently anticipates that any potential acquisitions would be financed by proceeds from the initial public offering, additional term financing, internally generated funds or the issuance of the Company's common stock.

Impact of the Year 2000 Issue.

The Company has established a team to assess and address the possible exposures related to the Year 2000 (Y2K) issue and is in the initial assessment phase. It will be using both in-house personnel and outside resources to accomplish this task. The areas under investigation include business computer systems, production equipment, vendor readiness and contingency plans. The Company does not use internally developed computer software and is therefore not anticipating major reprogramming efforts. The Company's primary financial computing system has been assessed and is certified Y2K compliant. There are several ancillary applications that may not currently be Y2K compliant. The Company expects them to be compliant by mid-calendar 1999. The majority of the Company's personal computers are currently Y2K compliant. Those computers that may not currently be Y2K compliant are planned to be upgraded or replaced in the ordinary course of business. None of these replacements have been accelerated and are not anticipated to have a material effect on the Company's financial statements. Equipment used for production or quality control does not use dates to control operations. The costs of this examination to date have been expensed as incurred and have not been material.

The Company intends to mail questionnaires to each of its significant vendors and customers early in the second quarter of 1999 to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Y2K issues. It is anticipated this assessment will be completed by the end of second quarter 1999. The Company anticipates developing a contingency plan once it has completed its assessment of significant vendor and customer compliance that it anticipates to be by the end of third quarter 1999. A contingency plan, if needed, will be developed during the second half of 1999 to minimize the Company's exposure to work slowdowns or business disruptions. In the event any vendors are not Y2K compliant, the Company may seek new vendors to meet its production needs. Any costs that may be incurred by the Company that are related to external systems Y2K issues are unknown at this time (other than immaterial costs of the questionnaire itself). However, management expects that after reviewing and evaluating the responses to the survey, it will be able to complete an assessment of its Y2K exposure and estimate the costs associated with resolving any Y2K issues.

Although the Company does not at this time expect a significant impact on its financial position, results of operations and cash flows, the assessment has not been completed and there can be no assurance that the systems of other companies will be converted on a timely basis and will not have a corresponding adverse effect on the Company.

Item 7.  Financial Statements

The Company's financial statements are filed as a part of this report on Form 10-KSB immediately following the signature page.

Item 8.  Changes in and Disagreements with Accountants on
           Accounting and
            Financial Disclosure

The Company has not, during the past two years and through the date of this report, had a change in its independent certified public accountants or had a disagreement with such accountants on any matter of accounting principles, practices or financial statement disclosure.

                                                 Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16 (a) of the Exchange Act

The response to this item incorporates by reference the information under the caption "Election of Directors" of Industrial Rubber's Proxy Statement for the 1999 annual meeting of the stockholders.

Item 10.  Executive Compensation

The response to this item incorporates by reference the information under the caption "Executive Compensation" of Industrial Rubber's Proxy Statement for the 1999 annual meeting of the stockholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The response to this item incorporates by reference the information under the caption voting Securities and Principal Holders of Industrial Rubber's Proxy Statement for the 1999 annual meeting of the stockholders.

Item 12.  Certain Relationships and Related Transactions

The response to this item incorporates by reference the information under the caption "Certain Transactions" of Industrial Rubber's Proxy Statement for the 1999 annual meeting of the stockholders.


Item 13.  Exhibits and Reports on Form 8-K.

(a)      Required Exhibits

         Exhibits Number
         2. Purchase Agreement between Industrial Rubber Products - Utah, Inc. and Company and Sonwil Products, Inc., dba T.J. Products and Dean G. Wilson dated January 20, 1999 (Filed as Exhibit
                  2.1 to Form 8-K dated February 4, 1999, File No. 000-24039).

         3(a)(1) Restated Articles of Incorporation of Company dated as of January 30, 1998 (Filed as Exhibit 3.1 to Form SB-2 dated February 20, 1998, File No. 333-46643).

         3(a)(2) Restated Bylaws of Company as of January 30, 1998 (Filed as Exhibit 3.1 to Form SB-2 dated February 20, 1998 File No. 333-46643).

         10(1) Employment Agreement between the Company and Daniel O. Burkes dated January 30, 1998 (Filed as Exhibit 10.1 to Form SB-2 dated February 20, 1998 File No. 333-46643).

         10(2) Management Contract between the Company and Nelson Roofing, Inc. dated January 30, 1998 (Filed as Exhibit 10.2 to Form SB-2 dated February 20, 1998 File No. 333-46643).

         10(3) Labor Agreement between the Company and United Steelworkers of America dated May 28, 1998 (Filed as Exhibit 10.4 to Form SB-2 dated February 20, 1998 File No. 333-46643).

         10(4) Stock Option Plan, including Speciman Stock Option Agreement as of January 30, 1998 (Filed as Exhibit 10.5 to Form SB-2 dated February 20, 1998 File No. 333-46643).

         10(5) Restated Term Loan and Credits Agent between the Company and Norwest Bank Minnesota North dated November 20, 1997 (Filed as
                  Exhibit 10.6 to Form SB-2 (Amendment No 1) dated March 27, 1998 File No. 333-46643).

         10(6) Waiver Letter from Norwest Bank Minnesota North to the Company dated February 13, 1998 (Filed as Exhibit 10.6 to Form SB-2 (Amendment No 1) dated March 27, 1998 File No. 333-46643).

         10(7) Lease Agreement between DGW Enterprises, L.C. and Industrial
                    Rubber Products - Utah, Inc. dated January 20, 1999.

     10(8) Purchase  Agreement  between  Illinois Tool Works Inc. and Industrial
          Rubber Products, Inc. dated March 25, 1999.

21.      List of Subsidiaries

         Industrial Rubber Products - Utah, Inc., a Utah corporation which does business as "TJ Products".

27.  Financial Data Schedule

         Period Type                                          Year - 1998
         Fiscal Year End                                      December 31, 1998
         Period Start                                         January 1, 1998
         Period End                                           December 31, 1998
         Cash                                                 $2,715,966
         Securities                                           $1,642,784
         Receivables                                          $1,481,564

         Allowances 280,000 Inventory 408,731 Total Current Assets 6,160,041 PP&E 3,072,119 Accumulated Depreciation 1,372,420 Total Assets 8,225,790 Total Current Liabilities 1,206,790 Bonds, mortgages and similar debt 329,108 Preferred stock - mandatory redemption Preferred stock - no mandatory redemption Common stock 4,194 Other stockholders' equity 6,685,698 Total liabilities and stockholders' equity 8,225,790 Net sales of tangible products 9,981,268 Total revenues 9,981,268 Cost of tangible goods sold 7,784,754 Total costs and expenses of sales and revenues 10,337,188 Other costs and expenses Provision for doubtful accounts and notes 280,000 Interest and amortization of debt discount 138,247 Income /(loss) before taxes and other items (248,454) Income tax expense/(credit) (337,000) Income/(loss) continuing operations 88,546 Discontinued operations Extraordinary items Cumulative effect of change in accounting principle Net income or loss 88,546 Earnings
         (loss) per share - primary (0.04) Earnings (loss) per share - fully diluted (0.04)

(b)      Reports on Form 8-K

         None



                           Signatures



Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, this registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INDUSTRIAL RUBBER PRODUCTS, INC.

Dated: March 29, 1999                       /s/ John M. Kokotovich
                                            - - - - - - - - - - - - - - - - -
                                            Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Signature                         Title                                  Date

                                  President
    /s/ Daniel O. Burkes          Chief Executive Officer
  Daniel O. Burkes                    and Director                March 29, 1999
                                  Vice President
/s/ Christopher M. Liesmaki       Chief Operating Officer
 Christopher M. Liesmaki              and Director                March 29, 1999

  /s/ Paul A. Friesen
      Paul A. Friesen                 Director                    March 29, 1999

   /s/ James D. Mackay
       James D. Mackay                Director                    March 29, 1999

 /s/ John R. Ryan, Jr.
      John R. Ryan, Jr.               Director                    March 29, 1999

                                     INDUSTRIAL RUBBER PRODUCTS, INC.

                                             FINANCIAL REPORT

                                            DECEMBER 31, 1998

                                       INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of independent auditors                                                28

Balance sheets as of December 31, 1997 and 1998                               29

Statements of income for the years ended December 31, 1997 and 1998           31

Statements of stockholders' equity for the years ended December 31, 1997
                                         and 1998                             32

Statements of cash flows for the years ended December 31, 1997 and 1998       33

Notes to financial statements                                              34-45

                                      REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
Industrial Rubber Products, Inc.
Hibbing, Minnesota


         We have audited the accompanying balance sheets of Industrial Rubber Products, Inc. as of December 31, 1997 and 1998, and the related statements of income, stockholder's equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Industrial Rubber Products, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                         McGLADREY & PULLEN, LLP


Duluth, Minnesota
February 23, 1999, except for the last paragraph of Note 13, as to which the date is March 25, 1999

INDUSTRIAL RUBBER PRODUCTS, INC.

BALANCE SHEETS
December 31, 1997 and 1998



ASSETS (Notes 5 and 6)                                  1997               1998
--------------------------------------------------------------------------------

Current Assets
   Cash and cash equivalents              $          132,344 $        2,715,966
   Marketable debt securities (Note 3)                    -           1,642,784
   Trade receivables, less allowance for doubtful
       accounts of $280,000 in 1998                2,282,637            947,364
   Income tax refund receivable                           -             254,200
   Inventories (Note 4)                              840,363            408,731
   Prepaid expenses                                   53,367             57,996
   Deferred taxes (Note 9)                                -             133,000
                                                ------------ -- ----------------
              Total current assets                 3,308,711          6,160,041
                                          - ---------------- -- ----------------

Other Assets
   Cash value of life insurance                      122,780             135,166
   Other                                                  -               23,884
                                                  ---------- -- ----------------
                                                     122,780             159,050
                                                   --------- -- ----------------

Deferred Taxes (Note 9)                                   -              207,000
                                                   --------- -- ----------------

Property and Equipment (Note 12)
   Land                                               10,000              10,000
   Buildings                                         518,741             572,907
   Automotive equipment                              339,481             458,759
   Machinery and equipment                         1,709,134           2,030,453
                                                ------------ -- ----------------
                                                   2,577,356           3,072,119
   Less accumulated depreciation                   1,059,263           1,372,420
                                                ------------ -- ----------------
                                                   1,518,093           1,699,699
                                                ------------ -- ----------------
                                          $        4,949,584  $        8,225,790
                                         == ================ == ================


See Notes to Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                    1997                1998
--------------------------------------------------------------------------------

Current Liabilities
   Bank note payable (Note 5)                    $ 1,135,000  $             -
   Current maturities of long-term debt (Note 6)     218,861             174,263
   Due to related party (Note 11)                    106,825                 -
   Accounts payable                                  674,144             485,493
   Accrued expenses                                  399,850             547,034
                                               ------------- -- ----------------
              Total current liabilities            2,534,680           1,206,790
                                               ------------- -- ----------------



Long-Term Debt, less current maturities (Note 6)     171,095             329,108
                                               ------------- -- ----------------




Commitments and Contingencies (Notes 12 and 13)



Stockholders' Equity (Note 7)
   Common stock, $.001 par value; authorized
       25,000,000 shares; issued 1997 2,934,000 shares;
       1998 4,194,000 shares                         2,934                 4,194
   Additional paid-in capital                       143,816            5,605,832
   Retained earnings                             2,097,059             1,090,605
                                            ------------------- ----------------
                                                 2,243,809             6,700,631
   Less cost of 6,500 shares of common stock
      reacquired                                             -            10,739
                                         -- ------------------- ----------------
                                                 2,243,809             6,689,892
                                         -- ------------------- ----------------
                                          $      4,949,584     $       8,225,790
                                         == =================== ================

INDUSTRIAL RUBBER PRODUCTS, INC.

STATEMENTS OF INCOME
Years Ended December 31, 1997 and 1998



                                                          1997         1998
--------------------------------------------------------------------------------
Net Sales (Notes 2 and 12)                 $        14,421,359 $       9,981,268

Cost of Sales                                        9,947,870         7,784,754
                                         -- ---------------- -- ----------------
              Gross profit                           4,473,489         2,196,514

Operating Expenses                                   1,664,611         2,342,553
Provision for Restructuring of Operations (Note 12)    209,881
                                         -- ---------------- -- ----------------
              Operating income (loss)              2,808,878           (355,920)
                                         -- ---------------- -- ----------------

Nonoperating Income (Expense)
   Interest and other income                            3,620           245,713
   Interest expense                                 (110,731)          (138,247)
                                         -- ---------------- -- ----------------
                                                     (107,111)           107,466
                                         -- ---------------- -- ----------------

              Income (loss) before income taxes   2,701,767            (248,454)

Federal and State Income Taxes (Credits)
     (Note 9)                                             -            (337,000)
                                         -- ---------------- -- ----------------
              Net income                  $         2,701,767 $           88,546
                                         == ================ == ================

Unaudited Pro Forma Information (Note 9)
   Income (loss) before income taxes      $         2,701,767 $        (248,454)
   Provision for income taxes (credits)           1,038,000             (80,000)
                                         -- ---------------- -- ----------------
              Net income (loss)           $         1,663,767 $        (168,454)
                                         == ================ == ================

   Basic earnings (loss) per share     $              0.54 $              (0.04)
                                         == ================ == ================

   Diluted earnings (loss) per share   $              0.54$               (0.04)
                                         == ================ == ================

   Weighted average shares outstanding             3,087,600           3,803,651
                                         == ================ == ================

See Notes to Financial Statements.

INDUSTRIAL RUBBER PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1997 and 1998




               Common Stock     Additional                              Total
              ----------------    Paid-in    Retained  Reacquired  Stockholders'
              Shares    Amount    Capital    Earnings   Shares          Equity
--------------------------------------------------------------------------------
Balance,
 December 31, 1996
              36,880   $38,604   $108,146    $209,945       -          $356,695

 Issuance of
 additional shares
 and transfer to
 adjust common stock
 to authorized par
 value as a result
 of stock split
 (Note 7)   2,897,120  (35,670)    35,670        -            -              -
   Net income  -           -          -      2,701,767        -       2,701,767
   Dividends on common
       stock   -           -          -       (814,653)       -        (814,653)
        ------------------------------------------------------------------------

Balance,
 December 31, 1997
            2,934,000    2,934     143,816   2,097,059        -       2,243,809

 Sale of
  1,260,000 shares
  of common stock,
  net of issuance
  costs (Note 7)
             1,260,000    1,260   5,462,016       -           -       5,463,276
 Purchase of
  6,500 shares
  of stock      -           -         -            -       (10,739)     (10,739)
 Net income     -           -         -         88,546       -           88,546
   Dividends
   on common
   stock
   (Note 7)     -           -         -      (1,095,000)      -      (1,095,000)
            --------------------------------------------------------------------
Balance,
 December 31, 1998
           4,194,000     $ 4,194  $5,605,832 $1,090,605  $ (10,739) $ 6,689,892
           ---------------------------------------------------------------------

See Notes to Financial Statements.

INDUSTRIAL RUBBER PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS





INDUSTRIAL RUBBER PRODUCTS, INC.

STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997 and 1998


                                                         1997               1998
--------------------------------------------------------------------------------

Cash Flows from Operating Activities
   Net income                                     $2,701,767 $            88,546
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                  374,551             394,592
       Provision for bad debts                            -              362,839
       Loss on disposal of property and equipment         -               41,451
       Deferred taxes                                     -            (340,000)
       Changes in working capital components:
          (Increase) decrease in trade receivables(1,164,704)            972,434
          Increase in income tax refund receivable         -           (254,200)
          (Increase) decrease in inventories         235,230)            431,632
          Increase in prepaid expenses               (7,447)             (4,629)
          Increase (decrease) in accounts payable
            and accrued expenses                   176,687              (41,467)
                                                 -------------- ----------------
              Net cash provided by operating
               activities                          1,845,624           1,651,198
                                        --- ------------------- ----------------

Cash Flows from Investing Activities
   Purchase of property and equipment              (617,273)           (617,649)
   Disbursement for marketable debt securities            -          (2,467,784)
   Proceeds from maturity of marketable debt securities   -              825,000
   Disbursement for other assets                          -             (23,884)
   Collection of receivable from related party       32,500                   -
   Increase in cash value of life insurance          (2,649)            (12,386)
                                         -- ------------------- ----------------
              Net cash used in investing activities (587,422)        (2,296,703)
                                             ------------------ ----------------

Cash Flows from Financing Activities
   Net proceeds (repayment) on short-term borrowings 245,000         (1,135,000)
   Proceeds from long-term borrowings                 20,000             358,800
   Principal payments on long-term borrowings      (825,291)           (245,385)
   Proceeds from sale of common stock,
     net of issuance costs                                -            5,463,276
   Disbursement for common stock reacquired               -             (10,739)
   Dividends paid on common stock                  (711,653)         (1,095,000)
   Advances from (repayment to) related party       106,825            (106,825)
                                            ------------------- ----------------
              Net cash provided by (used in)
               financing activities              (1,165,119)          3,229,127
                                        --- ------------------- ----------------

              Net increase in cash
                and cash equivalents                  93,083           2,583,622

Cash and cash equivalents:
   Beginning                                          39,261             132,344
                                        --- ------------------- ----------------
   Ending                               $            132,344 $         2,715,966
                                        === =================== ================

Supplemental Disclosures of Cash Flow Information
   Cash payments for interest           $            111,430$            136,686
                                        === =================== ================

   Cash payments for income taxes         $                -             257,200
                                        === =================== ================
See Notes to Financial Statements
Note 1.  Nature of Business and Significant Accounting Policies


Nature of business: The Company's operations consist primarily of vulcanizing rubber and applying urethane (for corrosion and abrasion resistant purposes) to pipes, pumps and launders that are used in the mining industry in Northern Minnesota and Utah. The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers.

A summary of the Company's significant accounting policies follows:

Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds.

The Company maintains its cash in accounts which, at times, may exceed insured limits. The Company has not experienced any losses in such accounts.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Investment in debt securities: The Company has investments in marketable debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.

Property and equipment: Property and equipment is stated at cost. Depreciation is computed as follows:


                                                     Years             Method
----------------------------------------------------------- --------------------
Buildings                                        19 - 39           Straight-line
Automotive equipment                             3 - 5             Accelerated
Machinery and equipment                          5 - 10            Accelerated

Income taxes: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As described in Note 9, the Company changed its income tax status during 1998.

Advertising costs: The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 1997 and 1998, advertising expense totaled $22,450 and $74,005, respectively.

INDUSTRIAL RUBBER PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS




Revenue recognition: The Company recognizes revenue upon shipment of product. Returns and allowances are recorded in the period the need for such is identified.

Disclosures about fair value of financial instruments: The carrying amount of current assets and liabilities approximates fair value because of the short maturity of those instruments. The carrying amount of long-term debt approximates fair value since primarily all long-term debt has interest rates which fluctuates with or approximates the prime rate.

Use of estimates in the preparation of financial statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment information: The Financial Accounting Standards Board issued FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. All of the Company's revenue is attributed to a single reportable segment and therefore, the adoption of Statement No. 131 had no effect on the financial statements.

Earnings per share: The FASB has issued Statement No. 128, Earnings per Share, which the Company adopted during the first quarter of 1998. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trades in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

Earnings per share based on pro forma net income for the years ended December 31, 1997 and 1998 follows:


                                   Year Ended December 31,
               -----------------------------------------------------------------
                         1997                                 1998
               --------------------------------  -------------------------------


                                       Net                             Net
                                       Income                          Income
                 Numerator Denominator Per Share Numerator Denominator Per Share
--------------------------------------------------------------------------------

Basic earnings per share:
   Income available
   to common
   stockholders $1,663,767   2,934,000 $      -  $(168,454) 3,803,651   $-

1997 adjustment(a)       -     153,600        -         -       -        -
        ------------------ ----------- ---------- ------------------------
Basic earnings
 per share       1,663,767   3,087,600      0.54   (168,454) 3,803,651   (0.04)
   Stock options         -           -         -          -         -        -
                ---------- -------------------------- ------ ---------- --------
Diluted earnings
 per share     $ 1,663,767   3,087,600   $  0.54 $ (168,454) 3,803,651  $ (0.04)

           =============== ============= =================== ============ ======

INDUSTRIAL RUBBER PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS




(a) Earnings per share for the year ended December 31, 1997 are computed based upon the weighted average number of shares outstanding during the period, and assume the issuance of sufficient shares at $5.00 per share to provide net proceeds, after estimated aggregate offering expenses and underwriting discount, to repay short-term bank debt of $675,000 incurred to make an S Corporation distribution to the existing shareholder.

Diluted earnings per share: During the year ended December 31, 1998, the Company granted options to employees to purchase 173,600 shares of common stock at $4.50 per share and issued underwriters warrants to purchase 126,000 shares of common stock at $6.00 per share. Those options and warrants were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price of the common shares during the year.


Note 2.      Segment Information

The Company's revenue results from one product or service which consists primarily of vulcanizing rubber and applying urethane to pipes, pumps, and launders that are used in the mining industry. The Company's revenue (based on location of the customer) is attributable to the United States, except for sales to customers in Canada which amounted to approximately $639,000 and $1,800,000 for the years ended December 31, 1997 and 1998, respectively. All long-lived assets are located in the United States.


The following table presents net sales from external customers for each of the Company's groups of products and services for the years ended December 31, 1997 and 1998:


                                                       1997               1998
----------------------------------------------------------- -------------------

Pipe and pipe lining products           $        11,068,890  $        6,503,184
Proprietary and engineered products                 857,858             878,980
Standard rubber products                          2,200,153           2,107,511
Other                                               294,458             491,593
                                           ---------------- -------------------
                                        $        14,421,359 $         9,981,268

Net sales for the years ended December 31, 1997 and 1998 include sales to several major customers, each of which accounted for 10 percent or more of net sales:

                                        Amount of Net Sales
                                        Year Ended December 31,
                                        --------------------------------------
                                        1997               1998
------------------------------------------------------ -------------------------

Customer A                          $        8,094,517 $         *
Customer B                                           *     2,424,942
Customer C                                           *     1,252,635
Customer D                                           *     1,740,710
*The net sales to these customers was under 10 percent of net sales.

INDUSTRIAL RUBBER PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS





Note 3.      Marketable Debt Securities

The following is a summary of the Company's investment in available for sale securities in which fair value approximates cost as of December 31, 1998:

                                                                     Amount
--------------------------------------------------------------------------------
US government securities                                 $           448,028
Corporate debt securities                                          1,194,756
                                                             -------------------
                                                         $         1,642,784
                                                             ===================
The debt securities mature through February 1999.

Note 4.      Inventories

Inventories consist of the following as of December 31, 1997 and 1998:


                                                    1997               1998
------------------------------------------------------------------- ------------

Raw materials                            $           538,330 $           241,756
Work in process                                      255,937             126,405
                                         ------------------- -- ----------------
                                                     794,267             368,161
Raw materials purchased on behalf of customers        46,096              40,570
                                          ------------------ -- ----------------
                                         $           840,363 $           408,731
                                         =================== == ================


The Company incurs costs on behalf of its customers for the purchase of pipes, pumps and launders and is reimbursed for these costs by the customers. The Company does not receive a commission or recognize gross profit upon sale of these components; therefore, net sales and cost of sales in the statements of income do not include amounts for sales and purchases of components.


Note 5.      Note Payable

The Company has a $1,500,000 bank line of credit for working capital financing which is due on demand. Advances under the line of credit are subject to a borrowing base of eligible trade receivables and inventories, as defined in the agreement. The line of credit is collateralized by trade receivables, inventories, equipment, assignment of a life insurance policy, and is personally guaranteed by the majority stockholder. Interest is payable monthly at the bank's prime rate (8.75% at December 31, 1998).

Among other things, the agreement requires the Company to:

a. Maintain a current ratio of at least 1.2 to 1.
b. Maintain a ratio of total liabilities to tangible net worth of less than 3 to
1. c. Maintain a ratio of traditional cash flow to current maturities of long-term debt of at least 1.5 to 1. d. Refrain from declaring or paying dividends in excess of 50% of after tax net income. e. Refrain from incurring additional debt not subordinated to the bank.

INDUSTRIAL RUBBER PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS




Note 6.      Long-Term Debt

A summary of long-term debt as of December 31, 1997 and 1998 is as follows:

                                                       1997                1998
----------------------------------------------------------------------------

Note payable bank, due in monthly  installments
   of $20,900 including interest at the bank's
   prime rate (8.75% at December  31, 1998) to
   August 1999, at which time the remaining
   balance is due. The note is subject to the
   same collateral and covenants as described
   in Note 5.                                       $370,594 $           145,540
Note payable bank, due in monthly installments
   of $1,576 including interest at 8.5% to April
   2003, at which time the remaining balance is due.       -             156,527
Note payable bank, in participation with the Iron
   Range Resources Rehabilitation Board, due in
   monthly installments of $1,144 including interest
   at 3.5% to April 2003, at which time the
   remaining balance is due.                               -             154,589
Other notes payable due through November 2002.        19,362              46,715
                                         ------------------- -------------------
                                                     389,956             503,371
Less current maturities                              218,861             174,263
                                         ------------------- -------------------
                                         $           171,095 $           329,108
                                         =================== ===================

The 8.5 percent and 3.5 percent notes payable to the bank are collateralized by real estate and guaranteed by the majority stockholder. Among other things, these notes require the Company to:

a. Maintain a current ratio of at least 1.2 to 1.
b. Maintain a ratio of total liabilities to tangible net worth of less than 3 to
1. c. Maintain a ratio of traditional cash flow to current maturities of long-term debt of at least 1.5 to 1. d. Refrain from declaring or paying dividends in excess of 50% of after tax net income. e. Limit capital expenditures to $500,000. f. Obtain bank approval for the issuance of additional debt.
    g. Refrain from consolidating, combine or merging with any other corporation or purchase or acquire the assets of another business.

The Company was in violation of certain covenants of the above bank notes payable and line of credit agreement as of December 31, 1998; however, these violations have been waived by the Bank.


Aggregate maturities required on long-term debt as of December 31, 1998 are as follows:


December 31,                                                 Amount
------------------------------------------------------------ -------------------

1999                                                         $           174,263
2000                                                                      30,360
2001                                                                      27,204
2002                                                                      22,630
2003                                                                     248,914
                                                             -------------------
                                                             $           503,371
                                                             ===================

Note 7.      Stockholders' Equity

In January 1998, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 25,000,000 and declared a stock split so that 2,934,000 shares of common stock were outstanding. The stock split has been retroactively reflected in the accompanying financial statements.

During 1997, the Company commenced activity to accomplish an initial public offering (IPO) of its common stock. The Company completed the initial public offering on April 24, 1998, and issued 1,260,000 shares of common stock (excluding the underwriters' over allotment option to purchase an additional 189,000 shares of common stock) at an offering price of $5.00 per share. Proceeds raised from the sale of common stock amounted to $5,463,276, net of offering expenses of $836,724.

In connection with the initial public offering the Company issued warrants to the underwriters to purchase 126,000 shares of the Company's common. The warrants may not be exercised during the first year after the effective date of the offering and are exercisable during a period of four years thereafter at a price equal to $6.00 per share.

During 1997, distributions totaling $814,653 were paid to the stockholder to pay his individual income taxes on the Company's taxable income for the year ended December 31, 1996. The Company made distributions totaling $1,095,000 during 1998 to enable the stockholder to pay income taxes on the Company's income for the year ended December 31, 1997 and period ended March 31, 1998. (See Note 9).

In November 1998, the Board of Directors authorized a plan that allows the Company to purchase up to 50,000 shares of the Company's common stock. In December 1998, the Company repurchased 6,500 shares at a cost of $10,739.


Note 8.      Stock Option Plan

On January 30, 1998, the Company adopted the 1998 Stock Option Plan which provided for the granting of stock options to employees, directors and officers of the Company. The number of shares issued pursuant to the options granted shall not exceed 400,000 shares. Options are exercisable at $4.50 per share which approximates fair market value at the date of grant and expire five years after date of grant. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant.

INDUSTRIAL RUBBER PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS




A summary of the status of the Company's stock option plan as of December 31, 1998, and the changes during the year is presented below:

                                  Weighted-
                                  Average
                                                         Exercise Price
                                  Shares
                                  ----------------------     -------------------

Outstanding at beginning of year                   -     $                 -
   Granted                                   173,600                      4.50
   Exercised                                       -                       -
   Forfeited                                  (4,400)                     4.50
Outstanding at end of year                   169,200      $               4.50
                                      --------------------       ---------------

Exercisable at end of year                        -
                                      --------------------

Weighted-average fair value per option of
   options granted during the year                        $               4.01
                                                                ----------------


At December 31, 1998, the options outstanding under the stock option plan has an exercise price of $4.50 per share and a weighted-average remaining contractual life of 4.35 years. Options begin to vest in January 1999.

As permitted under generally accepted accounting principles, grants under the plan are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date.

Pro forma net earnings and earnings per share information, as required by SFAS No. 123 Accounting for Stock-Based Compensation has been determined as if the Company had accounted for the stock option plan under SFAS 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rate of 5.75; no dividends; expected option life of 4 years; no volatility.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the 4-year average vesting period.

INDUSTRIAL RUBBER PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS




Had compensation costs for the Company's stock options been determined based on the fair value method prescribed in FASB Statement No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below:


Year Ended December 31, 1998                                             Amount
--------------------------------------------------------------------------------
Net income (loss):
   As reported                                               $         (168,454)
   Pro forma                                                 $         (189,254)

Basic earnings (loss) per share:
   As reported                                               $            (0.04)
   Pro forma                                                 $            (0.05)

Diluted earnings (loss) per share:
   As reported                                               $            (0.04)
   Pro forma                                                 $            (0.05)

Options were not included in the computation of diluted earnings per share because the exercise price of those options exceeded the average market price of the common shares during the year.

The pro forma effects of applying Statement No. 123 are not necessarily representative of the effects on pro forma disclosures of future years.


Note 9.      Income Tax Matters and Change in Tax Status

For the years ended through December 31, 1997 and the three month period ended March 31, 1998, the Company, with the consent of its stockholder, elected to be taxed under sections of federal and state income tax law, which provide that, in lieu of corporation income taxes, the stockholder separately account for the Company's items of income, deductions, losses and credits. On March 15, 1998, the Company's stockholder terminated this election effective with the period beginning on April 1, 1998 in connection with the initial public offering of its common stock. (See Note 7).

As a result of the termination, the Company recorded a net deferred tax asset of $15,000, by a credit to income tax expense, for temporary differences between the financial reporting and the income tax basis.

Deferred taxes credited to income during 1998 consisted of the following:

                                                                          Amount
--------------------------------------------------------------------------------


 Effect of change in tax status                              $            15,000
 Change in net deferred tax assets                                       325,000
                                                             -------------------
                                                             $           340,000
                                                             ===================

Pro forma income taxes represent the estimated income taxes that would have been reported had the Company filed federal and state income tax returns under the asset and liability method of accounting.

INDUSTRIAL RUBBER PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS





The following summarizes the pro forma provision for income taxes (credits) for the years ended December 31, 1997 and 1998 as if the Company was taxed as a C Corporation for the years then ended, and the actual tax provision for the period since the S Corporation termination:


                                         Pro forma                  Actual
                                  ----------------------------------------------
Year Ended December 31,                 1997               1998            1998
--------------------------------------------------------------------------------

Current:
   Federal                        $    873,300         $     4,200 $
   State                               167,400               3,800         3,000
                                  -----------------    --------------- ---------
                                     1,040,700               8,000         3,000
                                  -----------------    --------------- ---------
Deferred:
   Federal                              (2,150)            (68,000)    (265,000)
   State                                  (550)            (20,000)     (75,000)
                                  -----------------    --------------- ---------
                                        (2,700)            (88,000)    (340,000)
                                  -----------------    --------------- ---------
              Total               $ 1,038,000         $   (80,000) $   (337,000)
                                  =================   ================ =========

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income due to the following:


                                               Pro forma               Actual
                                             -----------------------------------
Year Ended December 31,                       1997         1998          1998
--------------------------------------------------------------------------------

 Computed "expected" tax expense            $ 945,600    $(87,000)     $(87,000)

 Increase (decrease) in income taxes resulting from:

   State income taxes,
     net of federal tax benefit               110,100     (10,700)      (14,800)
   Benefit of income taxed at lower rates     (27,000)      6,800         6,800
   Deferred taxes recorded due to change
     in tax status                                -           -         (15,000)
   Effect of S Corporation earnings not
     included in taxable income for first
     quarter of 1998                              -            -       (241,000)
   Nondeductible expenses and other             9,300      10,900        14,000
                                           -------------------------------------
              Total                        $1,038,000   $ (80,000)    $(337,000)
                                           =====================================

Net deferred tax assets consist of the following components as of December 31, 1998:
                                                                        Amount
--------------------------------------------------------------------------------
Property and equipment, principally due to differences
   in accumulated depreciation and bases of assets           $          (30,000)
                                                             -------------------

Additional costs capitalized to inventory for income tax purposes         12,000
Accrued expenses not currently deductible for tax purposes                 9,000
Allowance for doubtful accounts                                          112,000
Net operating loss carryforwards                                         237,000
                                                             -------------------
              Total deferred tax assets                                  370,000
                                                             -------------------

Valuation allowance for deferred tax assets                                   -
                                                             -------------------
              Net deferred tax assets                        $           340,000
                                                             ===================

The deferred tax amounts have been classified on the accompanying balance sheet as of December 31, 1998 as follows:

                                                                        Amount
--------------------------------------------------------------------------------
Current deferred tax assets                                 $           133,000
Noncurrent deferred tax assets                                          207,000
                                                             -------------------
              Net deferred tax assets                       $           340,000
                                                            ===================


The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

At December 31, 1998, the Company has federal net operating loss carryforwards of approximately $602,000 and state operating loss carryforwards for Minnesota and Utah of approximately $379,000 and $215,000, respectively, which are available to reduce future taxable income. The net operating loss carryforwards expire through 2018.


Note 10.     Retirement Plan

The Company has a Salary Savings Plan and Trust (401(k)) which covers substantially all employees of the Company. The plan provides for contributions in such amounts as the Board of Directors may annually determine. Company contributions for 1997 and 1998 were $49,165 and $29,000, respectively.


Note 11.     Related Party Transactions

The Company had a payable of $106,825 to Nelson Roofing, Inc. as of December 31, 1997, a company owned by the majority stockholder of the Company. The Company has a receivable of $6,986 as of December 31, 1998, from Nelson Roofing, Inc. Under the terms of an agreement with Nelson Roofing, Inc. the Company provides management and administrative services based upon actual employee cost plus overhead and receives a management fee for such services.

     Management fees received from Nelson Roofing, Inc. amounted to approximately $102,000 in 1997 and $90,400 in 1998. The Company paid $9,243 and $7,874 in 1997 and 1998, respectively, to Nelson Roofing, Inc. for construction services.

The Company rented a house in Utah owned by the majority stockholder on a month-to-month basis. Total rent paid to the majority stockholder amounted to $61,100 in 1997 and $50,760 in 1998.

The Company rents warehouse space from a company owned by the majority stockholder which amounted to $6,700 for both 1997 and 1998.

On January 30, 1998, the Company entered into a two-year employment agreement with its president, who is also the majority stockholder. Under the agreement, the president will receive a base salary of $255,216 and bonuses as determined by the Board of Directors. The agreement contains certain noncompetition provisions.

INDUSTRIAL RUBBER PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS






Note 12.     Leases and Business Restructuring

The Company leased its Utah production facility under the terms of an operating lease expiring January 31, 1999. Lease payments amounted to $13,600 per month at December 31, 1998. The lease provided that the Company pay all utilities, and property taxes and insurance over certain amounts.

Total rent expense, including rent paid to related parties, amounted to approximately $282,000 in 1997 and $301,200 in 1998.

On December 16, 1998, the Company decided to discontinue the operations of the Clearfield, Utah facility and relocate certain assets to a new facility in Utah as described in Note 13. The Company terminated its operating lease effective January 31, 1999. The estimated loss on closing the facility for the year ended December 31, 1998 is as follows:


                                                                        Amount
--------------------------------------------------------------------------------

Loss on disposal of assets                                     $       39,881
Operating losses from measurement date to December 31, 1998            43,000
Estimated expenses to close from January 1, 1999 to
   anticipated disposal date                                          127,000
                                                                 ---------------
                                                               $      209,881
                                                               =================


Inventory amounting to $84,600 and property and equipment with a net book value of approximately $548,000, as of December 31, 1998, are expected to be stored at the new facility and placed in service in future periods.

Approximately 70 percent and 35 percent of net sales resulted from the Utah operations for the years ended December 31, 1997 and 1998, respectively.


Note 13.     Subsequent Event

On January 20, 1999, the Company, through a newly formed wholly-owned subsidiary, entered into an agreement to purchase certain assets of a Utah corporation engaged in the business of producing rubber linings, rubber moldings and urethane moldings for the mineral processing, electric power, paper, and US military and aerospace industries. The total acquisition cost was approximately $2,260,000 and will be accounted for under the purchase method.

The Company entered into a lease agreement of real property with the previous owner. The lease term is for ten years, which can be terminated at the option of the Company after four years, and requires monthly lease payments of approximately $13,300 and payment of all real estate taxes, maintenance and insurance. The Company also entered into employment agreements with the previous owner and certain employees of the acquired company and issued the previous owner options to purchase 30,000 shares of the Company's common stock at $4.50 per share.

INDUSTRIAL RUBBER PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS




On March 25, 1999 the Company signed an agreement to purchase certain assets of the Irathane Systems Division of Chicago-based Illinois Tool Works, Inc. (ITW). Under the terms of the agreement the Company will pay approximately $8,000,000 for the trade accounts receivable, inventory, land, building, equipment molds and intangible assets. The Company will acquire Irathane Systems' manufacturing facilities in Colorado Springs, Colorado; Hibbing, Minnesota; and Sudbury, Ontario, Canada. ITW's Irathane Systems Division produces liquid urethanes, urethane moldings and rubber and urethane linings for the mineral processing, aggregate, paper and power industries. To finance the acquisition the Company plans to obtain a term loan from a bank and use the remaining proceeds of its initial public offering. The acquisition will be accounted for under the purchase method of accounting.

                                                       EXHIBIT 10(7)

                                                      LEASE AGREEMENT

         This Lease Agreement (the "Lease") is made effective as of the 20 day of January, 1999, between DGW Enterprises, L.C., a Utah limited liability company ("Lessor"), and Industrial Rubber Products-Utah, a Utah corporation ("Lessee").

                                                     R E C I T A L S :

A. Lessor is the owner of certain real property located in Salt Lake County, Utah, at 5574 Leo Park Road, West Jordan, and four (4) buildings located on such real property (collectively, the "Buildings").

B. Lessee desires to lease the Premises, as defined herein, from Lessor upon the terms and conditions set forth below.

NOW THEREFORE, In consideration of the mutual covenants contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Lessor and Lessee hereby agree as follows:

                                                        SECTION ONE

1.1 PREMISES: Lessor hereby leases to Lessee and Lessee hereby rents from Lessor the real property that is more particularly described and depicted on the attached Exhibit "A" and the Buildings and other improvements located thereon (the "Premises").

1.2 CONDITION. Lessor shall deliver the Premises to Lessee on the Commencement Date, as defined herein, in their "as-is" condition.

1.3 ACCEPTANCE OF PREMISES. Lessee hereby acknowledges (a) that it has inspected and hereby accepts the Premises in their "as-is" "with-all-faults" condition;
(b) that Lessee has made such investigation as it deems necessary with reference to such matters and assumes all responsibility therefor as the same relates to Lessee's occupancy of the Premises and/or for the term of this Lease; and (c) that neither Lessor, nor any of Lessor's agents, has made any oral or written representations or warranties, implied or express, with respect to the said matters other than as set forth in this Lease.

                                                        SECTION TWO

2.1 TERM OF LEASE.  The  initial  term of the Lease shall be for a period of ten
(10) years (the "Term"), commencing on January 20, 1999 (the "Commencement Date"), and terminating on January 19, 2008. Lessee shall surrender the Premises to Lessor immediately on termination of the Lease. Further, Lessee shall have the right to terminate this Lease upon at any time after January 19, 2003, upon six (6) months' prior written notice to Lessor.


                                                       SECTION THREE

SIGNAGE: In the event that Lessee desires to affix any signage to any part of the exterior of the Premises, such signage shall be at Lessee's expense. Signage must comply with Lessor's master sign plan and with all local ordinances and must be pre-approved in writing by Lessor. Upon expiration or termination of the Lease, Lessee shall remove any such signage at its sole cost and shall repair any damage to the Premises or the Buildings.

                                                       SECTION FOUR

4.1 RENT: Lessee shall cause payment of Rent and charges, as the same may be adjusted from time to time, to be received by Lessor in lawful money of the United States, without offset or demand, except as set forth herein, on or before the day on which it is due under the terms of this Lease. Rent and all other rent and charges for any period during the term hereof which is for less than one (1) full calendar month shall be prorated based upon the actual number of days of the calendar month involved. Payment of Rent and other charges shall be made to Lessor at its address stated herein or to such other persons or at such other addresses as Lessor may from time to time designate in writing to Lessee. For purposes of this Lease, the term "Rent" shall include the monthly rental amounts due hereunder and all other charges and amounts due under this Lease. Lessee shall pay Rent in advance on the first (lst) day of each month of the Term of this Lease as follows: (a) $12,500.00 per month from January 1, 1999, through and including December 31, 2000; (b) $13,000.00 per month from January 1, 2001, through and including December 31, 2003; (c) $13,500.00 per month from January 1, 2004, through and including December 31, 2005; and (d) $14,000.00 per month from January 1, 2006, through and including December 31, 2008.

4.2 PAYMENTS: Rent payments shall be made to Lessor at the address directed, from time to time, by Lessor. A payment shall be delinquent if not paid and received by the tenth (10th) day of the month in which it is due, at which time the late charges referred to in Section 14 hereof shall apply and will be assessed against Lessee. On Lessee's failure to pay the Rent when due, a Default shall have occurred hereunder, and Lessor shall have the right to damages for Default and to enforce the remedies permitted hereunder and under applicable law.

4.3  INTENTIONALLY DELETED.

                                                       SECTION FIVE

5.1 USE OF PREMISES: Lessee agrees to use the Premises hereunder for the sole purpose of providing, manufacturing, and distributing protective rubber, urethane, and other abrasion resistant products, coatings, and linings and related specialty materials and products and certain painting. Lessee agrees that the Premises shall not be used for any other purposes or for any unlawful purpose, and Lessee agrees that Lessee shall not permit any use of the Premises which is in violation of any law, ordinance or regulation of any governmental authority, or any use which will constitute a nuisance. Lessee further agrees that the Premises shall not be used in any manner that will injure or impair the structural strength or the integrity of the Buildings. Lessee agrees not to sell or display any offensive or inappropriate merchandise in or outside the Premises.

5.2  MAINTENANCE.

(a) Lessee shall, at Lessee's sole cost and expense and at all times, keep, repair, and maintain the Premises and every part thereof in good order, condition and repair, non-structural (whether or not such portion of the Premises requiring repair and maintenance, or the means of repairing and maintaining the same, are reasonably or readily accessible to Lessee, and whether or not the need for such repairs occurs as a result of Lessee's use, any prior use, the elements or the age of such portion of the Premises), including, without limiting the generality of the foregoing, all equipment or facilities serving the Premises, such as fans, plumbing, heating, air conditioning, ventilating, electrical, lighting facilities, boilers, fired or unfired, pressure vessels, fire sprinkler and/or standpipe and hose or other automatic fire extinguishing system, including fire alarm and/or smoke detection systems and equipment, fire hydrants, fixtures, interior walls, ceilings, floors, slab, windows, doors, plate glass, stained glass, skylights, landscaping, driveways, parking lots, fences, retaining walls, walls needing interior and/or exterior paint, signs, sidewalks and parkways located in, on, about, or adjacent to the Premises. Lessee shall not cause or permit any Hazardous Substance to be spilled or released in, on, under or about the Premises (including through the plumbing or sanitary sewer system) and shall promptly, at Lessee's expense, take all investigatory and/or remedial action reasonably recommended, whether or not formally ordered or required, for the cleanup of any contamination of, and for the maintenance, security and/or remedial action reasonably recommended, whether or not formally ordered or required, for the cleanup of any contamination of, and for the maintenance, security and/or monitoring of, the Premises, the elements surrounding same, or neighboring properties, that was caused or materially contributed to by Lessee, or pertaining to or involving any Hazardous Substance and/or storage tank brought onto the Premises by or for Lessee or under its control. Lessee, in keeping the Premises in good order, condition and repair, shall exercise and perform good maintenance practices. Lessee's obligations shall include restorations, replacements or renewals when necessary to keep the Premises and all improvements thereon or a part thereof in good order, condition and state of repair. Lessor may require Lessee to repaint the exterior of the Buildings on the Premises as reasonably required, but not more frequently than once every five (5) years at Lessee's cost.

(b) Lessee shall, at Lessee's sole cost and expense, procure and maintain contracts, with copies to Lessor, in customary form and substance for, and with contractors specializing and experienced in, the inspection, maintenance and service of the following equipment and improvements, if any, located on the
Premises: (i) heating, air conditioning and ventilation equipment; (ii) boiler, fired or unfired pressure vessels; (iii) fire sprinkler and/or standpipe and hose or other automatic fire extinguishing systems, including fire alarm and/or smoke detection; (iv) landscaping and irrigation systems; (v) roof covering and drain maintenance; and (vi) asphalt maintenance. Notwithstanding the foregoing, Lessee may provide reasonable evidence of such inspection, maintenance and service in lieu of outsource contracting.

5.3 LESSOR OBLIGATIONS. It is intended by Lessor and Lessee that Lessor have only the obligation to repair and maintain the structural components of the Buildings. Specifically, Lessor shall maintain and repair the foundations, roofs, and structural components of the walls. Otherwise, Lessor shall have no obligation, in any manner whatsoever, to repair or maintain the Premises or the Buildings, the improvements located thereon, or the equipment therein. Except as expressly set forth in this Section 5.3, all maintenance and repair obligations are intended to be that of the Lessee's under Section 5.2 hereof. It is the intention of the Lessor and Lessee that the terms of this Lease govern the respective obligations of the Lessor and Lessee as to maintenance and repair of the Premises.

5.4  INTENTIONALLY LEFT BLANK.

5.5  INTENTIONALLY LEFT BLANK

5.6  HAZARDOUS SUBSTANCES:

(a) The term "Hazardous Substance," as used in this Lease, shall mean any product, substance, chemical, material or waste whose presence, nature, quantity and/or intensity of existence, use, manufacture, disposal, transportation, spill, release or effect, either by itself or in combination with other materials expected to be on the Premises, is either: (i) potentially injurious to the public health, safety or welfare, the environment or the Premises, (ii) regulated or monitored by any governmental authority, or (iii) a basis for liability of Lessor to any governmental agency or third party under any applicable statute or common law theory. Hazardous Substance shall include, but not be limited to, hydrocarbons, petroleum, gasoline, crude oil or any products, by-products or fractions thereof. Lessee shall not engage in any activity in, on or about the Premises which constitutes a Reportable Use (as hereinafter defined) of Hazardous Substances without the express prior written consent of Lessor and compliance in a timely manner (at Lessee's sole cost and expense) with all Applicable Law (as defined in Section 5.7). "Reportable Use" shall mean
(i) the installation or use of any above or below ground storage tank, (ii) the generation, possession, storage, use, transportation, or disposal of a Hazardous Substance that requires a permit from, or with respect to which a report, notice, registration or business plan is required to be filed with, any governmental authority. Reportable Use shall also include Lessee's being responsible for the presence in, on or about the Premises of a Hazardous Substance with respect to which any Applicable Law requires that a notice be given to persons entering or occupying the Premises or neighboring properties. Notwithstanding the foregoing, Lessee may, without Lessor's prior consent, but in compliance with all Applicable Law, use any ordinary and customary materials reasonably required to be used by Lessee in the normal course of Lessee's business permitted on the Premises, so long as such use is not a Reportable Use and does not expose the Premises or neighboring properties to any meaningful risk of contamination or damage or expose Lessor to any liability therefor. In addition, Lessor may (but without any obligation to do so) condition its consent to the use or presence of any Hazardous Substance, activity or storage tank by Lessee upon Lessee's giving Lessor such additional assurances as Lessor, in its reasonable discretion, deems necessary to protect itself, the public, the
Premises, and the environment against damage, contamination or injury and/or liability therefrom or therefor, including, but not limited to, the installation (and removal on or before Lease expiration or earlier termination) of reasonably necessary protective modifications to the Premises (such as concrete encasements) and/or the deposit of an additional Security Deposit hereunder.

(b) If Lessee knows, or has reasonable cause to believe, that a Hazardous Substance, or a condition involving or resulting from same, has come to be located in, on, under or about the Premises, other than as previously consented to by Lessor, Lessee shall immediately give written notice of such fact to Lessor. Lessee shall also immediately give Lessor a copy of any statement, report, notice, registration, application, permit, business plan, license, claim, action or proceeding given to, or received from, any governmental authority or private party, or persons entering or occupying the Premises, concerning the presence, spill, release, discharge of, or exposure to, any Hazardous Substance or contamination in, on, or about the Premises, including, but not limited to, all such documents as may be involved in any Reportable Use involving the Premises.

(c) Lessee shall indemnify, protect, defend and hold Lessor, its agents, employees, lenders and ground Lessor, if any, and the Premises harmless from and against any and all loss of rents and/or damages, liabilities, judgments, costs, claims, liens, expenses, penalties, permits and attorneys' and consultant's fees arising out of or involving any Hazardous Substance or storage tank brought onto the Premises by or for Lessee or under Lessee's control. Lessee's obligations under this Section 5.6 shall include, but not be limited to, the effects of any contamination or injury to person, property or the environment created or suffered by Lessee, and the cost of investigation (including consultant's and attorneys' fees and testing), removal, remediation, restoration and/or abatement thereof, or of any contamination therein involved, and shall survive the expiration or earlier termination of this Lease. No termination, cancellation or release agreement entered into by Lessor and Lessee shall release Lessee from its obligations under this Lease with respect to Hazardous Substances or storage tanks, unless specifically so agreed by Lessor in writing at the time of such agreement.

5.7 LESSEE COMPLIANCE WITH LAW. Except as otherwise provided in this Lease, Lessee shall, at Lessee's sole cost and expense, fully, diligently and in a timely manner, comply with all "Applicable Law," which term is used in this Lease to include all laws, rules, regulations, ordinances, directives, covenants, easements and restrictions of record, permits, the requirements of any applicable fire insurance underwriter or rating bureau, and the recommendations of Lessor's engineers and/or consultants, relating in any manner to the Premises (including, but not limited to, matters pertaining to (i) industrial hygiene, (ii) environmental conditions on, in, under or about the
Premises, including soil and groundwater conditions, and (iii) the use, generation, manufacture, production, installation, maintenance, removal, transportation, storage, spill or release of any Hazardous Substance or storage tank), now in effect or which may hereafter come into effect, and whether or not reflecting a change in policy from any previously existing policy. Lessee shall, within five (5) days after receipt of Lessor's written request, provide Lessor with copies of all documents and information, including, but not limited to, permits registrations, manifests, applications, reports and certificates, evidencing Lessee's compliance with any Applicable Law specified by Lessor, and shall immediately upon receipt, notify Lessor in writing (with copies of any documents involved) of any threatened or actual claim, notice, citation, warning, complaint or report pertaining to or involving failure by Lessee or the Premises to comply with any Applicable Law.

5.8 INSPECTION/COMPLIANCE. It is recognized and acknowledged that Lessor or an employee or agent of Lessor will be on the premises working in the capacity of Lessee's general manager. In consequence of that, Lessor acknowledges that it has continuous opportunities to inspect and shall make itself aware of the continuing condition of the Premises and shall promptly report any changes, conditions or otherwise which may trigger rights or obligations under this Lease. Mr. Dean G. Wilson owns and controls Lessor and is currently employed by Lessee. If Mr. Wilson, in his employment capacity with Lessee, directly causes Lessee to breach the terms of this Lease, Lessee shall not be responsible, financially or otherwise, for such breach.

                                                        SECTION SIX

6.1 TAXES AND ASSESSMENTS: This Lease is intended to be absolutely net of all costs to Lessor.

(a) Payment of Taxes.  Lessee shall pay the Real Property  Taxes,  as defined in
Section 6.2, applicable to the Premises during the term of this Lease. Subject to Section 6.1(b), all such payments shall be made at least ten (10) days prior to the delinquency date of the applicable installment. Lessee shall promptly furnish Lessor with satisfactory evidence that such taxes have been paid. If any such taxes to be paid by Lessee shall cover any period of time prior to or after the expiration or earlier termination of the term hereof, Lessee's share of such taxes shall be equitably prorated to cover only the period of time within the tax fiscal year this Lease is in effect, and Lessor shall reimburse Lessee for any overpayment after such proration. If Lessee shall fail to pay any Real Property Taxes required by this Lease to be paid by Lessee, Lessor shall have the right to pay the same, and Lessee shall reimburse Lessor therefor upon demand.

(b) Advance Payment. In order to insure payment when due and before delinquency of any or all Real Property Taxes, Lessor reserves the right, during any period in which Lessee remains in uncured default after applicable cure periods, to estimate the current Real Property Taxes applicable to the Premises, and to require such current year's Real Property Taxes to be paid in advance to Lessor by Lessee, either: (i) in a lump sum amount equal to the installment due, at least twenty (20) days prior to the applicable delinquency date, or (ii) monthly in advance with the payment of the Rent. If Lessor elects to require payment monthly in advance, the monthly payment shall be that equal monthly amount which, over the number of months remaining before the month in which the applicable  tax  installment  would  become  delinquent  (and  without  interest thereon), would provide a fund large enough to fully discharge before delinquency the estimated installment of taxes to be paid. When the actual amount of the applicable tax bill is known, the amount of such equal monthly advance payment shall be adjusted as required to provide the funds needed to pay the applicable taxes before delinquency. If the amounts paid to Lessor by Lessee under the provisions of this Section are insufficient to discharge the obligations of Lessee to pay such Real Property Taxes as the same become due, Lessee shall pay to Lessor, upon Lessor's demand, such additional sums as are necessary to pay such obligations. All moneys paid to Lessor under this Section may be intermingled with other moneys of Lessor and shall not bear interest. In the event of a Breach by Lessee in the performance of the obligations of Lessee under this Lease, then any balance of funds paid to Lessor under the provisions of this Section may, subject to proration as provided in Section 6.1(a), at the option of Lessor, be treated as an additional Security Deposit hereunder.

6.2 "REAL PROPERTY TAXES" As used herein, the term "Real Property Taxes" shall include any form of real estate tax or assessment, general, special, ordinary or extraordinary, and any license fee, commercial rental tax, improvement bond or bonds, levy or tax (other than inheritance, personal income or estate taxes) imposed upon the Premises by any authority having the direct or indirect power to tax, including any city, state or federal government, or any school, agricultural, sanitary, fire, street, drainage or other improvement district thereof, levied against any legal or equitable interest of Lessor's in the Premises or in the real property of which the Premises are a part, Lessor's right to rent or other income therefrom, and/or Lessor's business of leasing the Premises. The term "Real Property Taxes" shall also include any tax, fee, levy, assessment or charge, or any increase therein, imposed by reason of events occurring, or changes in applicable law taking effect, during the term of this Lease, including, but not limited to, a change in the ownership of the Premises or in the improvements thereon, the execution of this Lease, or any modification, amendment or transfer thereof, and whether or not contemplated by the Lessor and Lessee.

6.3 JOINT ASSESSMENT: If the Premises are not separately assessed, Lessee's liability shall be an equitable proportion of the Real Property Taxes for all of the land and improvements included within the tax parcel assessed, such proportion to be determined by Lessor from the respective valuations assigned in the assessor's work sheets or such other information as may be reasonably available.

6.4 PERSONAL PROPERTY TAXES. Lessee shall pay prior to delinquency all taxes assessed against and levied upon Lessee-owned alterations, utility installations, Trade Fixtures, furnishings, equipment and all personal property of Lessee contained in the Premises or elsewhere. When possible, Lessee shall cause such Trade fixtures, furnishings, equipment and all other personal property to be assessed and billed separately from the real property of Lessor. If any of Lessee's said personal property shall be assessed with Lessor's real property, Lessee shall pay Lessor the taxes attributable to Lessee within ten
(10) days after receipt of a written statement setting forth the taxes applicable to Lessee's property or, at Lessor's option, as provided in Section 6.1(b).

6.5  INSURANCE:

(a) Payment for Insurance. Lessee shall obtain and pay for all insurance required under this Section 6.5 (the "Insuring Party"). Premiums for policy periods commencing prior to or extending beyond the Lease term shall be prorated to correspond to the Lease term. Payment shall be made by Lessee to Lessor within ten (10) days following receipt of an invoice for any amount due.

(b) Liability Insurance. Lessee shall obtain and keep in force during the term of this Lease a Commercial General Liability policy of insurance protecting Lessee and Lessor (as an additional insured) against claims for bodily injury, personal injury and property damage based upon, involving or arising out of the ownership, use, occupancy or maintenance of the Premises and all areas appurtenant thereto. Such insurance shall be on an occurrence basis providing single limit coverage in an amount not less than $1,000,000 per occurrence with such endorsements as Lessor shall reasonably request. The policy shall not contain any intra-insured exclusions as between insured persons or organizations, but shall include coverage for liability assumed under this Lease as an "insured contract" for the performance of Lessee's indemnity obligations under this Lease. The limits of said insurance required by this Lease or as carried by Lessee shall not, however, limit the liability of Lessee nor relieve Lessee of any obligation hereunder. All insurance to be carried by Lessee shall be primary to and not contributory with any similar insurance carried by Lessor, whose insurance shall be considered excess insurance only.

(c)  Property Insurance--Buildings, Improvements and Rental Value.

(i) Buildings and Improvements. The Insuring Party shall obtain and keep in force during the term of this Lease a policy or policies in the name of Lessor, with loss payable to Lessor and to the holders of any mortgages, deeds of trust or ground leases on the Premises ("Lender(s)"), insuring loss or damage to the Premises. The amount of such insurance shall be equal to the full replacement cost of the Premises, as the same shall exist from time to time, or the amount required by Lenders, but in no event more than the commercially reasonable and available insurable value thereof if, by reason of the unique nature or age of the improvements involved, such latter amount is less than full replacement cost. If the coverage is available and commercially appropriate, such policy or policies shall insure against all risks of direct physical loss or damage (except the perils of flood and/or earthquake), including coverage for any additional costs resulting from debris removal and reasonable amounts of coverage for the enforcement of any ordinance or law regulating the reconstruction or replacement of any undamaged sections of the Premises required to be demolished or removed by reason of the enforcement of any building, zoning, safety or land use laws, as the result of a covered cause of loss. Said policy or policies shall also contain an agreed valuation provision in lieu of any coinsurance clause, waiver of subrogation, and inflation guard protection causing an increase in the annual property insurance coverage amount by a factor of not less than the adjusted U. S. Department of Labor Consumer Price Index for All Urban Consumers for the city nearest to where the Premises are located.

(ii) Adjacent Premises. If the Premises are part of a larger building, or if the Premises are part of a group of buildings owned by Lessor which are adjacent to the Premises, the Lessee shall pay for any increase in the premiums for the property insurance of such building or buildings if said increase is caused by Lessee's acts, omissions, use or occupancy of the Premises.

(iii) Tenant's Improvements. If the Lessor is the Insuring Party, the Lessor shall not be required to insure Lessee Owned Alterations and Utility Installations unless the item in question has become the property of Lessor under the terms of this Lease. If Lessee is the Insuring Party, the policy carried by Lessee under this Section 8.3 shall insure Lessee Owned Alterations and Utility Installations.

(d) Lessee's Property Insurance. Subject to the requirements of Section 6.5(e), Lessee at its cost shall either by separate policy or, at Lessor's option, by endorsement to a policy already carried, maintain insurance coverage on all of Lessee's personal property, Lessee Owned Alterations and Utility Installations in, on, or about the Premises similar in coverage to that carried by the Insuring Party under 6.5(c). Such insurance shall be full replacement cost coverage. The proceeds from any such insurance shall be used by Lessee for the replacement of personal property or the restoration of Lessee Owned Alterations and Utility Installations. Lessee shall be the Insuring Party with respect to the insurance required by this Section 6.5(d) and shall provide Lessor with written evidence that such insurance is in force.

(e) Insurance Policies. Insurance required hereunder shall be in companies duly licensed to transact business in the state where the Premises are located, and maintaining during the policy term a "General Policyholders Rating" as may be required by a Lender having a lien on the Premises, as set forth in the most current issue of "Best's Insurance Guide." Lessee shall not do or permit to be done anything which shall invalidate the insurance policies referred to in this
Section 6.5. If Lessee is the Insuring Party, Lessee shall cause to be delivered to Lessor certified copies of policies of such insurance or certificates evidencing the existence and amounts of such insurance with the insureds and loss payable clauses as required by this Lease. No such policy shall be cancelable or subject to modification except after thirty (30) days' prior written notice to Lessor. Lessee shall at least thirty (30) days prior to the expiration of such policies, furnish Lessor with evidence of renewals or "insurance binders" evidencing renewal thereof, or Lessor may order such insurance and charge the cost thereof to Lessee, which amount shall be payable by Lessee to Lessor upon demand. If the Insuring Party shall fail to procure and maintain the insurance required to be carried by the Insuring Party under this
Section 6.5, the other party hereto may, but shall not be required to, procure and maintain the same, but at Lessee's expense. Notwithstanding any provision herein to the contrary, Lessee may obtain insurance coverages under so-called blanket basis policies which provide insurance to other premises operated by Lessee or its affiliates, which policies may contain such deductible and other features as are determined by Lessee in the exercise of reasonable business judgment.

(f) Waiver of Subrogation. Without affecting any other rights or remedies, Lessee and Lessor ("Waiving Party") each hereby release and relieve the other, and waive their entire right to recover damages (whether in contract or in tort) against the other, for loss of or damage to the Waiving Party's property, arising out of or incident to the perils required to be insured against under
Section 6.5. The effect of such releases and waivers of the right to recover damages shall not be limited by the amount of insurance carried or required, or by any deductibles applicable thereto.

(g) Indemnity. Except for Lessor's gross negligence and/or breach of express warranties or breach of this Lease, Lessee shall indemnify, protect, defend and hold harmless the Lessor and its agents, Lessor's master or ground lessor, partners and Lenders, from and against any and all claims, loss of rents and/or damages, costs, liens, judgments, penalties, attorney's and consultant's fees, expenses and/or liabilities arising out of, involving, or in dealing with, the occupancy of the Premises by Lessee, the conduct of Lessee's business, any act, omission or neglect of Lessee, its agents, contractors, employees or invitees, and out of any Default or Breach by Lessee in the performance in a timely manner of any obligation on Lessee's part to be performed under this Lease. The foregoing shall include, but not be limited to, the defense or pursuit of any claim or any action or proceeding involved therein, and whether or not (in the case of claims made against Lessor) litigated and/or reduced to judgment, and whether well founded or not. In case any action or proceeding be brought against Lessor by reason of any of the foregoing matters, Lessee upon notice from Lessor shall defend the same at Lessee's expense by counsel reasonably satisfactory to Lessor and Lessor shall cooperate with Lessee in such defense. Lessor need not have first paid any such claim in order to be so indemnified. Except for Lessee's gross negligence and/or breach of express warranties or breach of this Lease, Lessor shall indemnify, protect, defend and hold harmless the Lessee and its agents from and against any and all claims, damages, costs, liens, judgments, penalties, attorneys' and consultants' fees, expenses and/or liabilities arising out of or involving any act, omission or neglect by Lessor, its agents, contractors, employees or invitees and out of any default or breach by Lessor in the performance in a timely manner of any obligation on Lessor's part to be performed under this Lease.

(h) Exemption of Lessor from Liability. Lessor shall not be liable for injury or damage to the person or goods, wares, merchandise or other property of Lessee, Lessee's employees, contractors, invitees, customers, or any other person in or about the Premises, whether such damage or injury is caused by or results from fire, steam, electricity, gas, water or rain, or from the breakage, leakage, obstruction or other defects of pipes, fire sprinklers, wires, appliances, plumbing, air conditioning or lighting fixtures, or from any other cause, whether the said injury or damage results from conditions arising upon the Premises or upon other portions of the Buildings of which the Premises are a part, or from other sources or places, and regardless of whether the cause of such damage or injury or the means of repairing the same is accessible or not unless caused by the gross negligence of Lessor or its agents or employees or Lessor's breach of this Lease. Lessor shall not be liable for any damages arising from any act or neglect of any other tenant of Lessor.

6.6 UTILITIES AND SNOW REMOVAL: Lessee shall arrange, fix and bear the cost of gas, electrical, water, sewage and telephone services furnished to the Premises during the Term and all renewals thereof of this Lease. Lessee shall pay for all water, gas, heat, light, power, telephone, trash disposal, snow removal, and other utilities and services supplied to the Premises, together with any taxes thereon. Lessee agrees to remove accumulations of snow and ice, within a reasonable time after such removal becomes necessary, from the front of the entire Buildings including the south doorway and the full length of the sidewalk in order to allow easy access to the Buildings and the Premises and to ensure safety.

                                                       SECTION SEVEN

7.1 ALTERATIONS/FIXTURES.

(a) Definitions/Consent Required. The term "Utility Installations" is used in this Lease to refer to all carpeting, window coverings, air lines, power panels, electrical distribution, fire protection systems, lighting fixtures, heating, ventilating, and air conditioning equipment, plumbing, and fencing in, on or about the Premises. The term "Trade Fixtures" shall mean Lessee's machinery and equipment that can be removed without doing material damage to the Premises. The term "Alterations" shall mean any modification of the improvements on the Premises from that which are provided by Lessor under the terms of this Lease, other than Utility Installations or Trade Fixtures, whether by addition or deletion. "Lessee Owned Alterations and/or Utility Installations" are defined as Alterations and/or Utility Installations made by Lessee that are not yet owned by Lessor as defined in Section 7.2. Lessee shall not make any Alterations or Utility Installations in, on, under or about the Premises without Lessor's prior written consent, which will not be unreasonably withheld or delayed. Lessee may, however, make non-structural Utility Installations to the interior of the Premises (excluding the roof), as long as they are not visible from the outside, do not involve puncturing, relocating or removing the roof or any existing walls, and the cost thereof during the term of this Lease as extended does not exceed $50,000.

(b) Consent. Any Alterations that Lessee shall desire to make shall be presented to Lessor in written form with proposed detailed plans. All consents given by Lessor, whether by virtue of Section 7.2(a) or by subsequent specific consent, shall be deemed conditioned upon: (i) Lessee's acquiring all applicable permits required by governmental authorities, (ii) the furnishing of copies of such permits together with a copy of the plans and specifications for the Alteration or Utility Installation to Lessor prior to commencement of the work thereon, and
(iii) the compliance by Lessee with all conditions of said permits in a prompt and expeditious manner. Any Alterations or Utility Installations by Lessee during the term of this Lease shall be done in a good and workmanlike manner, with good and sufficient materials, and in compliance with all Applicable Law. Lessee shall promptly upon completion thereof furnish Lessor with as-built plans and specifications therefor.

(c) Indemnification. Lessee shall pay, when due, all claims for labor or materials furnished or alleged to have been furnished to or for Lessee at or for use on the Premises, which claims are or may be secured by any mechanics' or materialmen's lien against the Premises or any interest therein. Lessee shall give Lessor not less than ten (10) days' notice prior to the commencement of any work in, on or about the Premises, and Lessor shall have the right to post notices of non-responsibility in or on the Premises as provided by law. If Lessee shall, in good faith, contest the validity of any such lien, claim or demand, then Lessee shall, at its sole expense, defend and protect itself, Lessor and the Premises against the same and shall pay and satisfy any such adverse judgment that may be rendered thereon before the enforcement thereof against the Lessor or the Premises. If Lessor shall require, Lessee shall furnish to Lessor a surety bond satisfactory to Lessor in an amount equal to one and one-half times the amount of such contested lien claim or demand, indemnifying Lessor against liability for the same, as required by law for the holding of the Premises free from the effect of such lien or claim. In addition, Lessor may require Lessee to pay Lessor's attorneys' fees and costs in participating in such action if Lessor shall decide it is to its best interest to do so.

(d) Addition. Lessee has informed Lessor that it will require an addition to one of the Buildings located on the Premises to house the additional equipment, inventory, and supplied currently located in Lessee's Clearfield, Utah, facility (the "Addition"). Lessee shall bear the entire cost of the Addition, and the planning and construction of the Addition shall be subject to the terms of this
Section 7.1 and to the other terms of this Lease.

7.2  OWNERSHIP/REMOVAL/SURRENDER/RESTORATION:

(a) Ownership. Subject to Lessor's right to require their removal as hereinafter provided in this Section 7.2, all Utility Additions made to the Premises by Lessee shall be the property of and owned by Lessor. Unless otherwise instructed per Section 7.2(b) hereof, all Utility Installations shall, at the expiration or earlier termination of this Lease, become the property of Lessor and remain upon and be surrendered by Lessee with the Premises.

(b) Removal. Unless otherwise agreed in writing, Lessor may require that any or all Lessee Owned Alterations or Utility Installations be removed by the expiration or earlier termination of this Lease, notwithstanding their installation may have been consented to by Lessor provided that notice is given at least six months prior to the termination of this Lease. Lessor may require the removal at any time of all or any part of any Lessee Owned Alterations or Utility Installations made without the required consent of Lessor.

(c) Surrender/Restoration. Lessee shall surrender the Premises by the end of the last day of the Lease term or any earlier termination date, with all of the improvements, parts, and surfaces thereof clean and free of debris and in good operating order, condition, and state of repair, ordinary wear and tear excepted. "Ordinary wear and tear" shall not include any damage or deterioration that would have been prevented by good maintenance practice or by Lessee performing all of its obligations under this Lease. Except as otherwise agreed or specified in writing by Lessor, the Premises, as surrendered, shall include the Utility Installations. The obligation of Lessee shall include the repair of any damage occasioned by the installation, maintenance or removal of Lessee's Trade Fixtures, furnishings, equipment, and Alterations and/or Utility Installations, as well as the removal of any storage tank installed by or for Lessee, and the removal, replacement, or remediation of any soil, material or ground water contaminated by Lessee, all as may then be required by Applicable Law and/or good practice. Lessee's Trade Fixtures shall remain the property of Lessee and shall be removed by Lessee subject to its obligation to repair and restore the Premises per this Lease.

7.3  REPAIRS:

Lessee shall be responsible for the cost of making all routine and extraordinary repairs and replacements of any non-structural nature to the Buildings and the Premises, including, but not limited to, plumbing, equipment, carpeting, lighting fixtures, painting and the cost of all maintenance on the leased Premises. Repairs and maintenance shall include work needed to maintain and preserve all fixtures, glass, appurtenances, plumbing, electrical, heating, ventilating and other equipment. Notwithstanding the foregoing or any other provision to the contrary, Lessee shall be responsible for the cost of any upgrades, replacements, changes, or modifications to the Premises or to the Buildings, including structural items required by any law, ordinance, code or regulation promulgated by any federal, state or local authority and which apply to the Lessee's use of the Premises or Buildings during the term of this Lease and any extensions thereof. Any repair, replacement, maintenance, upgrade, change or modification must be done with the prior reasonable consent of Lessor in a manner reasonably approved by Lessor and by contractors approved by Lessor.

7.4  COMPLIANCE:

Any work done at the request of or as part of the responsibility of the Lessee, including all replacements, must be completed in compliance with all applicable codes, standards or regulations. If Lessee refuses or neglects to work on, repair, replace, restore or maintain the Premises or the Buildings as required hereunder, or commence such work within 60 days after written demand by the Lessor, Lessor may make such repairs or undertake the required work without liability to the Lessee for any loss or damage to Lessee's merchandise, fixtures or other property, or to Lessee's business, by reason of such work, and Lessee shall on demand reimburse Lessor, upon Lessor providing a bill to Lessee, all of Lessor's costs of such work. Late payments shall be subject to the same provisions and penalties as set forth in Section 4.2 above.

                                                       SECTION EIGHT

         LESSOR'S RIGHT TO ENTER: Lessee shall permit Lessor and Lessor's agents to enter the Premises after reasonable notice to Lessee to inspect the Premises; to post notices of non-liability for alterations, additions, or repairs, or to place on the Premises any usual or ordinary "For Sale" signs, without any rebate of Rent to Lessee or damages for any loss of occupation or quiet enjoyment of the Premises, provided such entry or activity by Lessor shall not unreasonably interfere with or disrupt Lessee's business at the Premises. Lessor retains the right to enter the Premises at any time without notice to Lessee in the event of any emergency. Lessor may, at any time within sixty (60) days prior to the expiration of this Lease, place on the windows and doors of the Premises any usual or ordinary "to Let" or "To Lease" signs. Lessor and Lessor's agents may, during the last-mentioned period, enter on the Premises at reasonable hours, and exhibit the same to prospective tenants, provided such entry or activity by Lessor shall not unreasonably interfere with or disrupt Lessee's business at the Premises. This provision need only apply so long as Mr. Dean G. Wilson is not permitted to enter the Premises in his employment with Lessee.

                                                       SECTION NINE

     REMOVAL OF LIENS BY LESSEE: Lessee will not permit any mechanic's, materialman's, or other liens to stand against the Premises or the Buildings for work or material contracted for by Lessee. Should any liens be filed against the Premises or the Buildings arising out of work performed or materials furnished at the request of the Lessee, or because of any claim against Lessee, Lessee shall cause the same to be canceled within ten (10) days after notice by Lessor, subject to the terms of Section 7.1(c) hereof. Lessee hereby indemnifies and holds Lessor harmless against all loss, damages, expenses and costs, including attorney's fees, on account of claims and/or liens based on work or material furnished for Lessee or persons claiming under Lessee. In the event that Lessee fails to have any lien removed, Lessor may satisfy such lien and Lessee shall be responsible for all costs and expenses incurred by Lessor in connection with such lien satisfaction and removal, including attorney's fees.

                                                        SECTION TEN

INTENTIONALLY DELETED


                                                      SECTION ELEVEN

CONDEMNATION: If the Premises or any portion thereof are taken under the power of eminent domain or sold under the threat of the exercise of said power (all of which are herein called "condemnation"), this Lease shall terminate as to the part so taken as of the date the condemning authority takes title or possession, whichever first occurs. If more than ten percent (10%) of the floor area of the Premises, or more than twenty-five percent (25%) of the land area not occupied by any Buildings, is taken by condemnation, Lessee may, at Lessee's option, to be exercised in writing within ninety (90) days after Lessor shall have given Lessee written notice of such taking (or in the absence of such notice, within ninety (90) days after the condemning authority shall have taken possession) terminate this Lease as of the date the condemning authority takes such possession. If Lessee does not terminate this Lease in accordance with the foregoing, this Lease shall remain in full force and effect as to the portion of the Premises remaining, except that the Rent shall be reduced in the same proportion as the rentable floor area of the Premises taken bears to the total rentable floor area of the Buildings located on the Premises. Any award for the taking of all or any part of the Premises under the power of eminent domain or any payment made under threat of the exercise of such power shall be divided between Lessor and Lessee in accordance with applicable Utah law; provided, however, that Lessee shall be entitled to any compensation, separately awarded to Lessee for Lessee's relocation expenses and/or loss of Lessee's Trade Fixtures. In the event that this Lease is not terminated by reason of such condemnation, Lessor shall to the extent of its net severance damages received, over and above the legal and other expenses incurred by Lessor in the condemnation matter, repair any damage to the Premises caused by such condemnation, except to the extent that Lessee has been reimbursed therefor by the condemning authority. Lessee shall be responsible for the payment of any amount in excess of such net severance damages required to complete such repair.


                                                      SECTION TWELVE

DAMAGE OR DESTRUCTION.

12.1  DEFINITIONS.

(a) "Premises Partial Damage" shall mean damage or destruction to the improvements on the Premises, other than Lessee Owned Alterations and Utility Installations, the repair cost of which damage or destruction is less than 50% of the then Replacement Cost of the Premises immediately prior to such damage or destruction, excluding from such calculation the value of the land and Lessee Owned Alterations and Utility Installations.

(b) "Premises Total Destruction" shall mean damage or destruction to the Premises, other than Lessee Owned Alterations and Utility Installations the repair cost of which damage or destruction is 50% or more of the then Replacement Cost of the Premises immediately prior to such damage or destruction, excluding from such calculation the value of the land and Lessee Owned Alterations and Utility Installations.

(c) "Insured Loss" shall mean damage or destruction to improvements on the Premises, other than Lessee Owned Alterations and Utility Installations, which was caused by an event required to be covered by the insurance described in
Section 6.5(c), irrespective of any deductible amounts or coverage limits involved.

(d) "Replacement Cost" shall mean the cost to repair or rebuild the improvements owned by Lessor at the time of the occurrence to their condition existing immediately prior thereto, including demolition, debris removal and upgrading required by the operation of applicable building codes, ordinances or laws, and without deduction for depreciation.

(e) "Hazardous Substance Condition" shall mean the occurrence or discovery of a condition involving the presence of, or a contamination by, a Hazardous Substance as defined herein in, on, or under the Premises.


12.2 PARTIAL DAMAGE--INSURED LOSS. If a Premises Partial Damage that is an Insured Loss occurs, then Lessor shall provide Lessee with written notice of Lessor election to repair and restore or to terminate this Lease within 30 days after the Insured Loss, and Lessor shall, at Lessor's expense, repair such damage (but not Lessee's Trade Fixtures or Lessee Owned Alterations and Utility Installations) within 60 days of the occurrence and this Lease shall continue in full force and effect. Notwithstanding the foregoing, if the required insurance was not in force or the insurance proceeds are not sufficient to effect such repair, the Insuring Party shall promptly contribute the shortage in proceeds (except as to the deductible which is Lessee's responsibility) as and when required to complete said repairs. In the event, however, the shortage in proceeds was due to the fact that, by reason of the unique nature of the improvements, full replacement cost insurance coverage was not commercially reasonable and available, Lessor shall have no obligation to pay for the shortage in insurance proceeds or to fully restore the unique aspects of the Premises unless Lessee provides Lessor with the funds to cover same, or adequate assurance thereof, within thirty (30) days following receipt of written notice of such shortage and request therefor. If Lessor receives said funds or adequate assurance thereof within said thirty (30) day period, the party responsible for making the repairs shall complete them as soon as reasonably possible and this Lease shall remain in full force and effect. If Lessor does not receive such funds or assurance within said period, Lessor may nevertheless elect by written notice to Lessee within thirty (30) days thereafter to make such restoration and repair as is commercially reasonable with Lessor paying any shortage in proceeds, following the occurrence of the damage or destruction. Unless otherwise agreed, Lessee shall in no event have any right to reimbursement from Lessor for any funds contributed by Lessee to repair any such damage or destruction, provided such funds are actually expended in reconstruction. Premises Partial Damage due to flood or earthquake shall be subject to Section 12.3 rather than Section 12.2, notwithstanding that there may be some insurance coverage, but the net proceeds of any such insurance shall be made available for the repairs if made by either Lessor or Lessee.

12.3 PARTIAL DAMAGE--UNINSURED LOSS. If a Premises Partial Damage that is not an Insured Loss occurs, unless caused by a negligent or willful act of Lessee (in which event Lessee shall make the repairs at Lessee's expense and this Lease shall continue in full force and effect, but subject to Lessor's rights under
Section 14), Lessor may elect to repair such damage as soon as reasonably possible at Lessor's expense, in which event this Lease shall continue in full force and effect. Lessor shall provide Lessee with written notice of its election within 30 days after the occurrence of such Premises Partial Damage.

12.4 TOTAL DESTRUCTION. Notwithstanding any other provision hereof, if a Premises Total Destruction occurs (including any destruction required by any authorized public authority), this Lease shall terminate sixty (60) days following the date of such Premises Total Destruction, whether or not the damage or destruction is an Insured Loss or was caused by a negligent or willful act of Lessee. Lessor shall have the election to repair and restore the Premises or to terminate this Lease in the event of such Premises Total Destruction, and Lessor shall provide Lessee with written notice of its election within 30 days of such Premises Total Destruction.

12.5 DAMAGE NEAR END OF TERM. If at any time during the last six (6) months of the term of this Lease there is damage for which the cost to repair exceeds one
(1) month's Rent, whether or not an Insured Loss, Lessor may, at Lessor's option, terminate this Lease effective sixty (60) days following the date of occurrence of such damage by giving written notice to Lessee of Lessor's election to do so within thirty (30) days after the date of occurrence of such damage. Provided, however, if Lessee at that time has an exercisable option to extend this Lease or to purchase the Premises, then Lessee may preserve this Lease by, within twenty (20) days following the occurrence of the damage, or before the expiration of the time provided in such option for its exercise, whichever is earlier ("Exercise Period"), (a) exercising such option and (b) providing Lessor with any shortage in insurance proceeds (or adequate assurance thereof) needed to make the repairs. If Lessee duly exercises such option during said Exercise Period and provides Lessor with funds (or adequate assurance thereof) to cover any shortage in insurance proceeds, Lessor shall, at Lessor's expense, repair such damage as soon as reasonably possible and this Lease shall continue in full force and effect. If Lessee fails to exercise such option and provide such funds or assurance during said Exercise Period, then Lessor may at Lessor's option terminate this Lease as of the expiration of said sixty (60) day period following the occurrence of such damage by giving written notice to Lessee of Lessor's election to do so within ten (10) days after the expiration of the Exercise Period, notwithstanding any term or provision in the grant of option to the contrary.

         12.6  ABATEMENT OF RENT/LESSEE REMEDIES:

(a) In the event of damage described in Section 12.2 (Partial Damage-Insured), whether or not Lessor or Lessee repairs or restores the Premises, the Rent, Real Property Taxes, insurance premiums, and other charges, if any, payable by Lessee hereunder for the period during which such damage, its repair or the restoration continues, shall be abated in proportion to the degree to which Lessee's use of the Premises is impaired. Except for abatement of Rent, Real Property Taxes, insurance premiums, and other charges, if any, as aforesaid, all other obligations of Lessee hereunder shall be performed by Lessee, and Lessee shall have no claim against Lessor for any damage suffered by reason of any such repair or restoration.

(b) If Lessor shall be obligated to repair or restore the Premises under the provisions of this Section 12 and shall not commence, in a substantial and meaningful way, the repair or restoration of the Premises within ninety (90) days after such obligation shall accrue, Lessee may, at any time prior to the commencement of such repair or restoration, give written notice to Lessor and to any Lenders of which Lessee has actual notice of Lessee's election to terminate this Lease on a date not less than sixty (60) days following the giving of such notice. If Lessee gives such notice to Lessor and such Lenders and such repair or restoration is not commenced within thirty (30) days after receipt of such notice, this Lease shall terminate as of the date specified in said notice. If Lessor or a Lender commences the repair or restoration of the Premises within thirty (30) days after receipt of such notice, this Lease shall continue in full force and effect. "Commence" as used in this Section shall mean either the unconditional authorization of the preparation of the required plans, or the beginning of the actual work on the Premises, whichever first occurs.

12.7  INTENTIONALLY DELETED

12.8 TERMINATION--ADVANCE PAYMENTS. Upon termination of this Lease pursuant to this Section 12, an equitable adjustment shall be made concerning advance Rent and any other advance payments made by Lessee to Lessor. Lessor shall, in addition, return to Lessee so much of Lessee's Security Deposit as has not been, or is not then required to be, used by Lessor under the terms of this Lease.

12.9 WAIVE STATUTES. Lessor and Lessee agree that the terms of this Lease shall govern the effect of any damage to or destruction of the Premises with respect to the termination of this Lease and hereby waive the provisions of any present or future statute to the extent inconsistent herewith.

12.10 LESSEE RIGHTS. In the event of any destruction -- whether partial, insured, uninsured, total or otherwise -- in the event Lessor is unable to rebuild or substantially restore the premises to a tenantable condition within one hundred twenty (120) days after the event giving rise to such damage or otherwise enter into an Agreement to Lessee's satisfaction providing for the prompt and timely repair and restoration, Lessee shall have the absolute right to terminate this Lease and all rights and obligations hereunder on not less than thirty (30) days' written notice to Lessor.

                                                     SECTION THIRTEEN

         ASSIGNMENT AND SUBLETTING.

13.1  CONSENT REQUIRED.

(a) Lessee shall not voluntarily or by operation of law assign, transfer, mortgage or otherwise transfer or encumber (collectively, "assignment") or sublet all or any part of Lessee's interest in this Lease or in the Premises without Lessor's prior written consent given under and subject to the terms of Section 24.

(b) A change in the control of Lessee shall constitute an assignment requiring Lessor's consent. For purposes of this Lease, a "change of control" shall mean a majority of the board of directors or other governing body being elected during the term hereof consisting of directors or members who are not members of such board of directors or governing body at any time for at least 2 years prior to such election and who are not approved by the majority of incumbent directors immediately prior to the change.

(c) The involvement of Lessee or its assets in any transaction, or series of transactions (by way of merger, sale, acquisition, financing, refinancing, transfer, leveraged buy-out or otherwise), whether or not a formal assignment or hypothecation of this Lease or Lessee's assets occurs, which results or will result in a reduction of the Net Worth of Lessee, as hereinafter defined, by an amount equal to or greater than twenty-five percent (25%) of such Net Worth of Lessee as it was represented to Lessor at the time of the execution by Lessor of this Lease or at the time of the most recent assignment to which Lessor has consented, or as it exists immediately prior to said transaction or transactions constituting such reduction, at whichever time said Net Worth of Lessee was or is greater, shall be considered an assignment of this Lease by Lessee to which Lessor may reasonably withhold its consent. "Net Worth of Lessee" for purposes of this Lease shall be the net worth of Lessee (excluding any guarantors) established under generally accepted accounting principles consistently applied.

(d) An assignment or subletting of Lessee's interest in this Lease without Lessor's specific prior written consent shall, at Lessor's option, be a Default curable after notice per Section 14.1(c), or a noncurable Breach without the necessity of any notice and grace period. If Lessor elects to treat such unconsented to assignment or subletting as a noncurable Breach, Lessor shall have the right to either: (i) terminate this Lease, or (ii) upon thirty (30) days' written notice ("Lessor's Notice"), increase the monthly Rent to fair market rental value or one hundred ten percent (110%) of the Rent then in effect, whichever is greater. Pending determination of the new fair market rental value, if disputed by Lessee, Lessee shall pay the amount set forth in Lessor's Notice, with any overpayment credited against the next installment(s) of Rent coming due, and any underpayment for the period retroactively to the effective date of the adjustment being due and payable immediately upon the determination thereof. Further, in the event of such Breach and market value adjustment, (i) the purchase price of any option to purchase the Premises held by Lessee shall be subject to similar adjustment to the then fair market value (without the Lease being considered an encumbrance or any deduction for depreciation or obsolescence, and considering the Premises at its highest and best use and in good condition), or one hundred ten percent (110%) of the price previously in effect, whichever is greater, (ii) any index-oriented rental or price adjustment formulas contained in this Lease shall be adjusted to require that the base index be determined with reference to the index applicable to the time of such adjustment, and (iii) any fixed rental adjustments scheduled during the remainder of the Lease term shall be increased in the same ratio as the new market rental bears to the Rent in effect immediately prior to the market value adjustment.

13.2  TERMS AND CONDITIONS:

(a) Regardless of Lessor's consent, any assignment or subletting shall not (i) be effective without the express written assumption by such assignee or sublessee of the obligations of Lessee under this Lease, (ii) release Lessee of any obligations hereunder, or (iii) alter the primary liability of Lessee for the payment of Rent and other sums due Lessor hereunder or for the performance of any other obligations to be performed by Lessee under this Lease.

(b) Lessor may accept any Rent or performance of Lessee's obligations from any person other than Lessee pending approval or disapproval of an assignment. Neither a delay in the approval or disapproval of such assignment nor the acceptance of any Rent or performance shall constitute a waiver or estoppel of Lessor's right to exercise its remedies for the Default or Breach by Lessee of any of the terms, covenants or conditions of this Lease.

(c) The consent of Lessor to any assignment or subletting shall not constitute a consent to any subsequent assignment or subletting by Lessee or to any subsequent or successive assignment of subletting by the sublessee. However, Lessor may consent to subsequent sublettings and assignments of the sublease or any amendments or modifications thereto without notifying Lessee or anyone else liable on the Lease or sublease and without obtaining their consent, and such action shall not relieve such persons from liability under this Lease or sublease.

(d) In the event of any Default or Breach of Lessee's obligations under this Lease, Lessor may proceed directly against Lessee, any guarantors or any one else responsible for the performance of the Lessee's obligations under this Lease, including the sublessee, without first exhausting Lessor's remedies against any other person or entity responsible therefor to Lessor, or any security held by Lessor or Lessee.

(e) Each request for consent to an assignment or subletting shall be in writing, accompanied by information relevant to Lessor's determination as to the financial and operational responsibility and appropriateness of the proposed assignee or sublessee, including, but not limited to, the intended use and/or required modification of the Premises, if any, together with a non-refundable deposit of $1,000 or ten percent (10%) of the current monthly Rent, whichever is greater, as reasonable consideration for Lessor's considering and processing the request for consent. Lessee agrees to provide Lessor with such other or additional information and/or documentation as may be reasonably requested by Lessor.

(f) Any assignee of, or sublessee under, this Lease shall, by reason of accepting such assignment or entering into such sublease, be deemed, for the benefit of Lessor, to have assumed and agreed to conform and comply with each and every term, covenant, condition and obligation herein to be observed or performed by Lessee during the term of said assignment or sublease, other than such obligations as are contrary to or inconsistent with provisions of an assignment or sublease to which Lessor has specifically consented in writing.

(g) The occurrence of a transaction described in Section 13.1(c) shall give Lessor the right (but not the obligation) to require that the Security Deposit be increased to an amount equal to six (6) times the then monthly Rent, and Lessor may make the actual receipt by Lessor of the amount required to establish such Security Deposit a condition to Lessor's consent to such transaction.

(h) Lessor, as a condition to giving its consent to any assignment or subletting, may require that the amount and adjustment structure of the rent payable under this Lease be adjusted to what is then the market value and/or adjustment structure for property similar to the Premises as then constituted.

13.3 Additional Terms and Conditions Applicable to Subletting. The following terms and conditions shall apply to any subletting by Lessee of all or any part of the Premises and shall be deemed included in all subleases under this Lease whether or not expressly incorporated therein:

(a) Lessee hereby assigns and transfers to Lessor all of Lessee's interest in all Rent, rentals, and income arising from any sublease of all or a portion of the Premises heretofore or hereafter made by Lessee, and Lessor may collect such Rent and income and apply same toward Lessee's obligations under this Lease; provided, however, that until a Breach (as defined in Section 13.1) shall occur in the performance of Lessee's obligations under this Lease, Lessee may, except as otherwise provided in this Lease, receive, collect and enjoy the Rents accruing under such sublease. Lessor shall not, by reason of this or any other assignment of such sublease to Lessor, nor by reason of the collection of the Rent from a sublessee, be deemed liable to the sublessee for any failure of Lessee to perform and comply with any of Lessee's obligations to such sublessee under such sublease. Lessee hereby irrevocably authorizes and directs any such sublessee, upon receipt of a written notice from Lessor stating that a Breach exists in the performance of Lessee's obligations under this Lease, to pay to Lessor the Rent and other charges due and to become due under the sublease. Sublessee shall rely upon any such statement and request from Lessor and shall pay such rents and other charges to Lessor without any obligation or right to inquire as to whether such Breach exists and notwithstanding any notice from or claim from Lessee to the contrary. Lessee shall have no right or claim against said sublessee, or, until the Breach has been cured, against Lessor, for any such Rent and other charges so paid by said sublessee to Lessor.

(b) In the event of a Breach by Lessee in the performance of its obligations under this Lease, Lessor, at its option and without any obligation to do so, may require any sublessee to attorn to Lessor, in which event Lessor shall undertake the obligations of the sublessor under such sublease from the time of the exercise of said option to the expiration of such sublease; provided, however, Lessor shall not be liable for any prepaid rents or security deposit paid by such sublessee to such sublessor or for any other prior Defaults or Breaches of such sublessor under such sublease.

(c) Any matter or thing requiring the consent of the sublessor under a sublease shall also require the consent of Lessor herein.

(d) No sublessee shall further assign or sublet all or any part of the Premises without Lessor's prior written consent.

(e) Lessor shall deliver a copy of any notice of Default or Breach by Lessee to the sublessee, who shall have the right to cure the Default of Lessee within the grace period, if any, specified in such notice. The sublessee shall have a right of reimbursement and offset from and against Lessee for any such Defaults cured by the sublessee.

                                                     SECTION FOURTEEN

DEFAULT/BREACH/REMEDIES.

14.1 DEFAULT/BREACH: A "Default" is defined as a failure by the Lessee after notice to observe, comply with, or perform any of the terms, covenants, conditions, or rules applicable to Lessee under this Lease. A "Breach" is defined as the occurrence of any one or more of the following Defaults, and, where a grace period for cure after notice is specified herein, the failure by Lessee to cure such Default prior to the expiration of the applicable grace period, and shall entitle Lessor to pursue the remedies set forth in Sections
14.2 and/or 14.3:

(a) The vacating of the Premises without the intention to reoccupy same, or the abandonment of the Premises.

(b) Except as expressly otherwise provided in this Lease, the failure by Lessee to make any payment of Rent or any other monetary payment required to be made by Lessee hereunder, whether to Lessor or to a third party, as and when due, the failure by Lessee to provide Lessor with reasonable evidence of insurance or surety bond required under this Lease, or the failure of Lessee to fulfill any obligation under this Lease, where such failure continues for a period of ten
(10) days for the payment of Rent and thirty (30) days for any other Breach after such performance is due.

(c) Except as expressly otherwise provided in this Lease, the failure by Lessee to provide Lessor with any documentation or information which Lessor may reasonably require of Lessee under the terms of this Lease, where any such failure continues for a period of thirty (30) days following written notice by or on behalf of Lessor to Lessee.

(d) A Default by Lessee as to the terms, covenants, conditions or provisions of this Lease that are to be observed, complied with or performed by Lessee, other than those described in Sections 14 (a), (b), or (c), above, where such Default continues for a period of thirty (30) days after written notice thereof by or on behalf of Lessor to Lessee; provided, however, that if the nature of Lessee's Default is such that more than thirty (30) days are reasonably required for its cure, then it shall not be deemed to be a Breach of this Lease by Lessee if Lessee commences such cure within said thirty (30) day period and thereafter diligently prosecutes such cure to completion.

(e) The occurrence of any of the following events: (i) the making by Lessee of any general arrangement or assignment for the benefit of creditors; (ii) Lessee's becoming a "debtor" as defined in 11 U.S.C. ss.101 or any successor statute thereto (unless, in the case of a petition filed against Lessee, the same is dismissed within sixty (60) days); (iii) the appointment of a trustee or receiver to take possession of substantially all of Lessee's assets located at the Premises or of Lessee's interest in this Lease, where possession is not restored to Lessee within thirty (30) days; or (iv) the attachment, execution or other judicial seizure of substantially all of Lessee's assets located at the Premises or of Lessee's interest in this Lease, where such seizure is not discharged within thirty (30) days; provided, however, in the event that any provision of this subsection (e) is contrary to any applicable law, such provision shall be of no force or effect, and not affect the validity of the remaining provisions.

(f) The discovery by Lessor that any financial statement given to Lessor by Lessee or any guarantor of Lessee's obligations hereunder was materially false.

(g) If the performance of Lessee's  obligations  under this Lease is guaranteed:
(i) the death of a guarantor, (ii) the termination of a guarantor's liability with respect to this Lease other than in accordance with the terms of such guaranty, (iii) a guarantor's becoming insolvent or the subject of a bankruptcy filing, (iv) a guarantor's refusal to honor the guaranty, or (v) a guarantor's breach of its guaranty obligation on an anticipatory breach basis, and Lessee's failure, within sixty (60) days following written notice by or on behalf of Lessor to Lessee of any such event, to provide Lessor with written alternative assurance or security, which, when coupled with the then existing resources of Lessee, equals or exceeds the combined financial resources of Lessee and the guarantors that existed at the time of execution of this Lease.

14.2 REMEDIES. If Lessee fails to perform any affirmative duty or obligation of Lessee under this Lease, Lessor may at its option (but without obligation to do so) perform such duty or obligation on Lessee's behalf, including, but not limited to, the obtaining of reasonably required bonds, insurance policies, or governmental licenses, permits or approvals. The costs and expenses of any such performance by Lessor shall be due and payable by Lessee to Lessor upon invoice therefor. If any check given to Lessor by Lessee shall not be honored by the bank upon which it is drawn, Lessor, at its option, may require all future payments to be made under this Lease by Lessee to be made only by cashier's check. In the event of a Breach of this Lease by Lessee, as defined in Section 14.1, with or without further notice or demand, and without limiting Lessor in the exercise of any right or remedy which Lessor may have by reason of such Breach, Lessor may:

(a) Terminate Lessee's right to possession of the Premises by any lawful means, in which case this Lease and the term hereof shall terminate and Lessee shall immediately surrender possession of the Premises to Lessor. In such event Lessor shall be entitled to recover from Lessee: (i) the worth at the time of the award of the unpaid rent which had been earned at the time of termination; (ii) the worth at the time of award of the amount by which the unpaid rent which would have been earned after termination until the time of award exceeds the amount of such rental loss that the Lessee proves could have been reasonably avoided;
(iii) the worth at the time of award of the amount by which the unpaid rent for the balance of the term after the time of award exceeds the amount of such rental loss that the Lessee proves could be reasonably avoided; and (iv) any other amount necessary to compensate Lessor for all the detriment proximately caused by the Lessee's failure to perform its obligations under this Lease or which in the ordinary course of things would be likely to result therefrom, including, but not limited to, the cost of recovering possession of the Premises, expenses of reletting, including necessary renovation and alteration of the Premises, reasonable attorneys' fees, and that portion of the leasing commission paid by Lessor applicable to the unexpired term of this Lease. The worth at the time of award of the amount referred to in provision (iii) of the prior sentence shall be computed by discounting such amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of award plus one percent. Efforts by Lessor to mitigate damages caused by Lessee's Default or Breach of this Lease shall not waive Lessor's right to recover damages under this Section. If termination of this Lease is obtained through the provisional remedy of unlawful detainer, Lessor shall have the right to recover in such proceeding the unpaid rent and damages as are recoverable therein, or Lessor may reserve therein the right to recover all or any part thereof in a separate suit for such rent and/or damages. If a notice and grace period required under
Section 14.1(b), (c), or (d) was not previously given, a notice to pay rent or quit, or to perform or quit, as the case may be, given to Lessee under any statute authorizing the forfeiture of leases for unlawful detainer shall also constitute the applicable notice for grace period purposes required by Sections 14.1(b), (c) or (d). In such case, the applicable grace period under Sections 14.1(b), (c) or (d) and under the unlawful detainer statute shall run concurrently after the one such statutory notice, and the failure of Lessee to cure the Default within the greater of the two such grace periods shall constitute both an unlawful detainer and a Breach of this Lease entitling Lessor to the remedies provided for in this Lease and/or by said statute.

(b) Continue the Lease and Lessee's right to possession in effect after Lessee's Breach and abandonment and recover the rent as it becomes due, provided Lessee has the right to sublet or assign, subject only to reasonable limitations. See Sections 13 and 24 for the limitations on assignment and subletting, which limitations Lessee and Lessor agree are reasonable. Acts of maintenance or preservation, efforts to relet the Premises, or the appointment of a receiver to protect the Lessor's interest under the Lease shall not constitute a termination of the Lessee's right to possession.

(c) Pursue any other remedy now or hereafter available to Lessor under the laws or judicial decisions of the state wherein the Premises are located.

(d) The expiration or termination of this Lease and/or the termination of Lessee's right to possession shall not relieve Lessee from liability under any indemnity provisions of this Lease as to matters occurring or accruing during the term hereof or by reason of Lessee's occupancy of the Premises.

14.3  INTENTIONALLY DELETED

14.4 LATE CHARGES: Lessee hereby acknowledges that late payment by Lessee to Lessor of rent and other sums due hereunder will cause Lessor to incur costs not contemplated by this Lease, the exact amount of which will be extremely difficult to ascertain. Such costs include, but are not limited to, processing and accounting charges, and late charges which may be imposed upon Lessor by the terms of any ground lease, mortgage or trust deed covering the Premises.
Accordingly, if any installment of rent or any other sum due from Lessee shall not be received by Lessor or Lessor's designee within ten (10) days after notice shall be due, then, without any requirement for notice to Lessee, Lessee shall pay to Lessor a late charge equal to five percent (5%) of such overdue amount. The parties hereby agree that such late charge represents a fair and reasonable estimate of the costs Lessor will incur by reason of late payment by Lessee. Acceptance of such late charge by Lessor shall in no event constitute a waiver of Lessee's Default or Breach with respect to such overdue amount, nor prevent Lessor from exercising any of the other rights and remedies granted hereunder. In the event that a late charge is payable hereunder, whether or not collected, for three (3) consecutive installments of Rent, then notwithstanding any other provision of this Lease to the contrary, Rent shall, at Lessor's option, become due and payable quarterly in advance.

  14.5 BREACH BY LESSOR: Lessor shall not be deemed in breach of this Lease unless Lessor fails within a reasonable time to maintain the structural components of the Buildings asrequired under Section 5.3 hereof. For purposes of this Section 14.5, a reasonable time shall in no event be less than thirty (30) days after receipt of notice by Lessor. If Lessor shall not commence the diligent cure of such roof repair, after notice is provided for above, Lessee shall have the right, on not less than ten (10) days' notice to Lessor, to itself cure such structural component repairs at the expense of Lessor and shall have the further right to offset and charge against any monetary obligation subsequently due hereunder.

                                                      SECTION FIFTEEN

         BROKERS' FEES: Both Lessor and Lessee represent and warranty to each other that no brokers, real estate or leasing agents are entitled to any fee or commission in connection with the Premises or this Lease. Further Lessor and Lessee hereby agree to indemnify and hold the other harmless from and against any claims, damages, actions, commissions, and/or costs (including attorney's fees) arising in connection with any claim for a commission related to the Premises and/or this Lease

                                                      SECTION SIXTEEN

         16.      OPTION TO PURCHASE:

         16.1 GRANT OF OPTION. Lessor hereby grants to Lessee the exclusive right and option, upon the terms and conditions hereinafter set forth, to purchase the Premises from Lessor (the "Option").


         16.2 EXERCISE PERIOD. This Option shall be exercisable only as follows:
(1) for a period of one (1) year from the date hereof at the Initial Purchase Price and for the balance of the Term of this Lease at the Appraised Purchase Price. Notwithstanding any other provisions set forth in this Agreement, the Option shall automatically terminate upon Lessee's termination of this Lease pursuant to Section 2.1 hereof or upon any other termination hereof.



         16.3 FAILURE TO EXERCISE OPTION. If Lessee does not exercise this Option prior to the expiration of the exercise period referred to in Section
16.2 hereof, all consideration paid for this Option shall be retained by Lessor, this Agreement shall, without further act of the parties hereto, become null and void and of no further force or effect, and Lessee shall have no further rights or claims against Lessor or the Premises.

         16.4 EXERCISE OF OPTION. This Option may be exercised by Lessee at any time during the exercise period referred to in Section 16.2 above by written notice to Lessor delivered or sent in any manner permitted in Section 21 below. If Lessee so exercises this Option, then upon and subject to the terms and conditions of this Agreement, Lessor agrees to sell the Premises to Lessee, and Lessee agrees to purchase the Premises from Lessor. Said sale and purchase shall be effected by use of a special warranty deed (herein called the "Deed"), subject to the Permitted Exceptions as hereinafter defined, which Deed Lessor shall execute, acknowledge, and deliver to the Title Company prior to Closing

         16.5 PURCHASE PRICE. The purchase price for the Premises shall be $1,100,000.00 in cash or immediately available funds, if Lessee exercises the Option on or before January 1, 2000 (the "Initial Purchase Price"). If Lessee exercises the Option after January 1, 2000, the purchase price for the Premises shall be equal to the appraised value of the Premises in cash or immediately available funds, prepared as soon as possible (but within 45 days at the latest) after such exercise of the Option by Jonathan L. Cook, MAI (the "Appraised Purchase Price"). If he is unwilling or unable to do so, such appraisal shall be rendered and performed by
J. Philip Cook, MAI in accordance with this Section 16.5. If he is unwilling or unable to do so, Lessor and Lessee may mutually select an MAI appraiser to perform such appraisal within fifteen (15) days after such exercise. If Lessor and Lessee cannot mutually agree on such appraiser within such time, Lessor and Lessee shall each select an MAI appraiser, and the 2 appraisers shall mutually select a third MAI appraiser within 10 days after they are appointed. The Appraised Purchase Price shall then become the average of those 3 appraisals. The Initial Purchase Price and the Appraised Purchase Price, as appropriate used and applied in this Agreement, are sometimes referred to as the "Purchase Price."

     16.6 PAYMENT OF PURCHASE PRICE. Lessee shall pay the Purchase Price in immediately available funds either by wire or in cash at Closing.

         16.7. CONDITION TO EXERCISE. Lessor's right to exercise the Option is subject to the following conditions: Lessee shall not be in monetary default under this Lease, and Lessee shall not have failed to fully reimburse any and all funds requested by Lessor and spent by Lessor to cure a breach of this Lease by Lessee.

         16.8 OPENING TITLE COMPANY ACCOUNT. Within three (3) business days after Lessee exercises this Option, Lessor and Lessee shall open an account (the "Title Company Account") with a title company selected by Lessor (the "Title Company") to consummate the sale and purchase contemplated by this Agreement (herein called the "Closing"), shall deposit with the Title Company one fully executed counterpart of this Agreement.

         16.9 CONDITIONS TO CLOSING. The Closing shall not occur unless and until each and every of the following conditions precedent to Closing have been satisfied; provided, how-ever, that the party entitled to the benefit of any such condition may waive the same by written notice to the Title Company and the other party hereto:

         (a) Upon Closing, the Title Company shall be ready, willing, able and irrevocably committed to issue an American Land Title Association (ALTA) owner's policy of title insurance, current standard form for extended coverage, insuring Lessee's fee simple ownership of the Premises in the amount of the Purchase Price, subject only to the following Permitted Exceptions (herein called the "Permitted Exceptions"): (i) nondelinquent taxes; (ii) easements and rights-of-way; (iii) other non-financial matters of record; and (iv) any exceptions created by Lessee.

         (b) At Closing Lessor shall execute, acknowledge and deliver to the Title Company a Non-Foreign Affidavit.

         (c) Between the date of exercise of this Option and the Closing, the Premises shall not have been materially adversely affected in any way as the result of any legislative or regulatory change, or any fire, explosion, earthquake, accident, casualty, riot, civil commotion, condemnation, requisition, embargo, act of God or of the public enemy or of the armed forces of the United States, or otherwise, whether or not insured against.

         16.10 BEST EFFORTS TO FULFILL CONDITIONS. Lessor and Lessee agree to pursue diligently the satisfaction of and to use their best efforts to satisfy each and every of the conditions to Closing referred to in Section 16.9 hereof as soon as reasonably possible and further agree to give Title Company and the other party hereto written notice of the satisfaction, waiver or failure of each such condition promptly after such satisfaction, waiver of failure finally occurs.

         16.11 FAILURE OF CONDITIONS. Should either party hereto receive or give notice in accordance with Section 16.10 above, either before or upon the date set for Closing, that any of the conditions referred to in Section 16.9 above as to which such party is entitled to the benefit will not be satisfied, and should such party choose not to waive such condition, such party may, in its sole and absolute discretion, terminate the Title Company Account and this Agreement by written notice to Title Company and the other party hereto, in which event Title Company shall return all documents and funds deposited pursuant hereto to the party depositing the same and neither party hereto shall have any further liability to the other hereunder.

         16.12 CLOSING. The Title Company shall close the sale and purchase of the Premises contemplated hereunder as soon as reasonably possible after the date upon which the last of the conditions set forth in Section 16.9 hereof has been finally satisfied or waived; provided, however, that unless the Closing shall occur on or before the date which is thirty (30) days after Lessee exercises this Option, the Title Company Account shall terminate without further acts of the parties hereto, and in such event the Title Company shall, unless Lessor refuses to close, return all documents and funds deposited pursuant hereto to the parties depositing the same and neither party shall have any further liability to the other hereunder, except as otherwise expressly provided in said Section 16.14 hereof.

         When  the  Title   Company  is  prepared   to  close  the   transaction
contemplated hereby, Title Company is authorized and instructed to record the Deed in the Office of the County Recorder of Salt Lake County, Utah.

         16.13 PRORATIONS AND COSTS. All property taxes and all other income and expenses with regard to the Premises shall be prorated between Lessor and Lessee through the Title Company Account as of the date of Closing. In the event the transaction contemplated by this Agreement does not close for any reason other than the default of Lessee, Lessor and Lessee shall equally share and pay any and all cancellation fees charged by the Title Company.

         16.14 REMEDIES. In the event of a default or breach by Lessor or Lessee hereunder which prevents the Closing from taking place in accordance with the terms of this Agreement, the nondefaulting party shall have all the rights and remedies allowed at law or in equity. Both parties agree that, should either party default in any of the covenants or agreements herein contained, the defaulting party shall pay all costs and expenses, including without limitation, reasonable attorney's fees, which may arise or accrue from enforcing or terminating this Agreement, or in pursuing any remedy provided hereunder or allowed by applicable law. In the event the Title Company is required to file an interpleader action in court to resolve the dispute over the earnest money deposit referred to herein or otherwise in connection with this Agreement, Lessor and Lessee agree that the defaulting party shall pay the court costs and reasonable attorney's fees incurred by the Title Company in bringing such action.

         16.15 OPTION NON-TRANSFERABLE: The Option is personal to Lessee and may not be transferred, assigned, sold, or otherwise conveyed to any entity or person.

                                                     SECTION SEVENTEEN

         ATTORNEYS' FEES. In the event that either Lessor or Lessee shall institute any action or proceeding against the other relating to the provisions of this Lease, or any Default or Breach hereunder, then, and in that event, the unsuccessful party in such action or proceeding agrees to reimburse the successful party for the reasonable expenses of such action including reasonable attorneys' fees and disbursements incurred therein by the successful party. Further, Lessee shall reimburse Lessor on demand for any and attorney's fees and costs incurred in connection with any efforts or actions, whether in suit or otherwise, taken by Lessor to enforce the terms of this Lease

                                                     SECTION EIGHTEEN

         HOLDING OVER: If Lessee holds possession of the Premises after the Term, as applicable, Lessee shall become a tenant at will on and subject to the terms herein specified, but at the monthly Rent shall automatically increase to 150% of the then current monthly Rent.

                                                     SECTION NINETEEN

                           SUBORDINATION/ATTORNMENT/NON-DISTURBANCE

  19.1 SUBORDINATION: This Lease and any option granted hereby shall be subject and subordinate to any ground lease, mortgage, deed of trust, or other hypothecation or security device (collectively, "Security Device"), now or hereafter placed by Lessor upon the real property of which the Premises are a part, to any and all advances made on the security thereof, and to all renewals, modifications, consolidations, replacements and extensions thereof. Lessee agrees that the Lenders holding any such Security Device shall have no duty, liability or obligation to perform any of the obligations of Lessor under this Lease, but that in the event of Lessor's Default with respect to any such obligation, Lessee will give any Lender whose name and address have been furnished Lessee in writing for such purpose notice of Lessor's Default and allow such Lender thirty (30) days following receipt of such notice for the cure of said Default before invoking any remedies Lessee may have by reason thereof. If any Lender shall elect to have this Lease and/or any option granted hereby superior to the lien of its Security Device and shall give written notice thereof to Lessee, this Lease and such options shall be deemed prior to such Security Device, notwithstanding the relative dates of the documentation or recordation thereof.

  19.2 ATTORNMENT: Subject to the non-disturbance provisions of Section 19.3, Lessee agrees to attorn to a Lender or any other party who acquires ownership of the Premises by reason of a foreclosure of a Security Device, and that in the event of such foreclosure, such new owner shall not: (a) be liable for any act or omission of any prior lessor or with respect to events occurring prior to acquisition of ownership, (b) be subject to any offsets or defenses which Lessee might have against any prior lessor, or (c) be bound by prepayment of more than one month's rent. By complying with this Section 19.2, Lessee does not waive any claims it may have against Lessor for breaches of this Lease.

  19.3 NON-DISTURBANCE: With respect to the Security Devices entered into by Lessor after the execution of this Lease, Lessee's subordination of this Lease shall be subject to receiving assurance (a "non-disturbance agreement") from the Lender that Lessee's possession and this Lease, including any options to extend the term hereof or purchase the Premises, will not be disturbed so long as Lessee is not in Breach hereof and attorns to the record owner of the Premises and such new Lessor agrees to be bound by and subject to the terms of this Lease.

  19.4 SELF-EXECUTING: The agreements contained in this Section 19 shall be effective without the execution of any further documents; provided, however, that, upon written request from Lessor or a Lender in connection with a sale, financing or refinancing of the Premises, Lessee and Lessor shall execute such further writings as may be reasonably required to separately document any such subordination or non-subordination, attornment and/or non-disturbance agreement as is provided for herein.



                                                      SECTION TWENTY

         QUIET ENJOYMENT: Lessor covenants, warrants and represents that Lessor has full right and power to execute this Lease and to grant the estate demised herein and, so long as Lessee is not in Default or Breach under any of the terms and conditions of this Lease, Lessee shall peaceably hold and quietly enjoy the Premises, and shall have the right of ingress and egress to and from the Premises. Lessee will not attach any stereo speakers to ceiling of Premises and will not play music at an excessively high volume. Lessor further warrants to Lessee that it is the owner in fee simple absolute of the Premises leased hereunder and has good and marketable title thereto subject to no encumbrances, restrictions, covenants or conditions which would materially interfere with or restrict Lessee's rights hereunder. Lessor shall provide to Lessee prior to the commencement of this Lease a commitment for a lessee's policy of title insurance evidencing Lessor's good and marketable title to the Premises leased hereby at Lessee's cost.

                                                    SECTION TWENTY-ONE

         NOTICE: All notices under this Lease must be in writing and either hand delivered or sent by United States mail, certified receipt requested, postage prepaid, addressed as follows, except that any party may by written notice, given as aforesaid, change its address for subsequent notice to be given hereunder:

                           Lessor:                   Dean G. Wilson
                                            DGW Enterprises, L.C.
                                            5577 West Leo Park Road
                                            West Jordan Utah 84088

                           With a copy to:

                                            Carl W. Barton, Esq.
                                            Prince, Yeates & Geldzahler
                                            175 East 400 South
                                            Suite 900
                                            Salt Lake City, Utah 84111

                           Lessee:          Industrial Rubber Products-Utah,Inc.
                                            3804 East 13th Avenue
                                            Hibbing MN 55746
                                            Attn:Daniel O. Burkes

                           With a copy to:
                                            John N. Nys
                                            Johnson, Killen, Thibodeau & Seiler
                                            811 Norwest Center
                                            230 West Superior Street
                                            Duluth, MN 55802

                                                    SECTION TWENTY-TWO

     PARKING: It is expressly agreed and acknowledged by Lessee shall have the exclusive right to use any and all parking located on the Premises.

                                                   SECTION TWENTY-THREE

         23.1 NO WAIVER: Lessor's acceptance of late rent or failure to enforce any term of this Lease shall not be construed as a waiver of any of Lessor's rights under this Lease. No payment by Lessor or a receipt by Lessor of an amount less the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorsement or statement of any check or any letter accompanying any check or payment be deemed by itself as accord and satisfaction, and Lessor may accept such check or payment without prejudice to Lessor's right to recover the balance of such rent or pursue any other remedy.

     23.2 BINDING EFFECT: The terms of this Lease shall apply to and bind the heirs and assigns of the parties.

         23.3 UNENFORCEABLE PROVISIONS: If any provision of this Lease shall be declared invalid or unenforceable, the remainder of the Lease shall continue in full force and effect.

         23.4 GOVERNING LAW: This agreement is made in the State of Utah and its validity and the rights and obligations to the parties hereunder shall be determined in accordance with the laws of the State of Utah.

         23.5  HEADINGS:  The section  captions  contained in this Lease are for
convenience   only  and  shall  not  be  considered  in  the   construction   of
interpretation of any provision hereof.

         23.6 SEVERABILITY: The invalidity of any provision of this Lease, as determined by a court of competent jurisdiction, shall in no way affect the validity of any other provision hereof.

         23.7 INTEREST ON PAST-DUE OBLIGATIONS: Any monetary payment due, other than late charges, not received by a party within thirty (30) days following the date on which it was due, shall bear interest from the thirty-first (31st) day after it was due at the rate of 12% per annum, but not exceeding the maximum rate allowed by law, in addition to the late charge provided for herein.

         23.8 TIME OF ESSENCE: Time is of the essence with respect to the performance of all obligations to be performed or observed by Lessor and Lessee under this Lease.

     23.9 RENT DEFINED: All monetary obligations of Lessee to Lessor under the terms of this Lease are deemed to be Rent.

         23.10 NO PRIOR OR OTHER AGREEMENTS: This Lease contains all agreements between Lessor and Lessee with respect to any matter mentioned herein, and no other prior to contemporaneous agreement or understanding shall be effective.

         23.11 CUMULATIVE REMEDIES: No remedy or election hereunder shall be deemed exclusive but shall, wherever possible, be cumulative with all other remedies at law or in equity.

         23.12 COVENANTS AND CONDITIONS: All provisions of this Lease to be observed or performed by Lessee are both covenants and conditions.

         23.13 CHOICE OF LAW: This Lease shall be governed by the laws of the State of Utah. Any litigation between the Lessor and Lessee hereto concerning this Lease shall be initiated in the county in which the Premises are located.

         23.14 AUCTIONS: Lessee shall not conduct, nor permit to be conducted, either voluntarily or involuntarily, any auction upon the Premises without first having obtained Lessor's prior written consent. Notwithstanding anything to the contrary in this Lease, Lessor shall not be obligated to exercise any standard of reasonableness in determining whether to grant such consent.

         23.15 TERMINATION/MERGER: Unless specifically stated otherwise in writing by Lessor, the voluntary or other surrender of this Lease by Lessee, the mutual termination or cancellation hereof, or a termination hereof by Lessor for Breach by Lessee, shall automatically terminate any sublease or lesser estate in the Premises; provided, however, Lessor shall, in the event of any such surrender, termination or cancellation, have the option to continue any one or all of any existing subtenancies. Lessor's failure within ten (10) days following any such event to make a written election to the contrary by written notice to the holder of any such lesser interest, shall constitute Lessor's election to have such event constitute the termination of such interest.

         23.16    INTENTIONALLY DELETED

         23.17 RESERVATIONS. Lessor reserves to itself the right, from time to time, to grant, without the consent or joinder of Lessee, such easements, rights and dedications that Lessor deems necessary, and to cause the recordation of parcel maps and restrictions, so long as such easements, rights, dedications, maps and restrictions do not unreasonably interfere with the use of the Premises by Lessee.

         23.18 AUTHORITY. If any party hereto is a corporation, trust, limited liability company, or general or limited partnership, each individual executing this Lease on behalf of such entity represents and warrants that he or she is duly authorized to execute and deliver this Lease on its behalf. If Lessee is a corporation, limited liability company, trust, or partnership, Lessee shall, within thirty (30) days after request by Lessor, deliver to Lessor evidence satisfactory to Lessor of such authority.

         23.19 AMENDMENTS. This Lease may be modified only in writing, signed by the parties in interest at the time of the modification. The parties shall amend this Lease from time to time to reflect any adjustments that are made to the Rent or other rent payable under this Lease. As long as they do not materially change Lessee's obligations hereunder, Lessee agrees to make such reasonable non-monetary modifications to this Lease as may be reasonably required by an institutional, insurance company, or pension plan Lender in connection with the obtaining of normal financing or refinancing of the property of which the Premises are a part.

         23.20 MULTIPLE PARTIES. Except as otherwise expressly provided herein, if more than one person or entity is named herein as Lessee, the obligations of such multiple parties shall be the joint and several responsibility of all persons or entities named herein as such Lessee.

                                                    SECTION TWENTY-FOUR

INTENTIONALLY DELETED


                                                    SECTION TWENTY-FIVE

TENANCY  STATEMENT.  Each party hereto (as "Responding  Party") shall within ten
(10) days after written notice from the other party hereto (the "Requesting Party") execute, acknowledge and deliver to the Requesting Party a statement in writing in form similar to the then most current "Tenancy Statement" form published by the American Industrial Real Estate Association, plus such additional information, confirmation and/or statements as may be reasonably requested by the Requesting Party.


                                                    SECTION TWENTY-SIX

GUARANTOR.

26.1 If there are to be any guarantors of this Lease, the form of the guaranty to be executed by each such guarantor shall be in a form prepared by and acceptable to Lessor, and each said guarantor shall have the same obligations as Lessee under this Lease, including, but not limited to, the obligation to provide the Tenancy Statement and information called for by Section 25.

 26.2 It shall constitute a Default of the Lessee under this Lease if any such guarantor fails or refuses, upon reasonable request by Lessor to give; (a) evidence of the due execution of the guaranty called for this Lease, including the authority of the guarantor (and of the party signing on guarantor's behalf) to obligate such guarantor on said guaranty, and including in the case of a corporate guarantor, a certified copy of a resolution of its board of directors authorizing the making of such guaranty, together with a certificate of incumbency showing the signatures of the persons authorized to sign on its behalf, (b) current financial statements of guarantor as may from time to time be requested by Lessor, (c) a Tenancy Statement, or (d) written confirmation that the guaranty is still in effect.

                                                   SECTION TWENTY-SEVEN

27.1 Force Majeure. Lessee shall be excused from the performance of any duty or obligation incumbent upon it under the Lease during any period in which Lessee shall be prevented from completing or performing such duty by reason of strikes, walkouts, labor troubles, restrictive governmental laws or regulations, riots, insurrection or war or other reason of like nature not the fault of Lessee. If Lessee cannot occupy substantially all of the premises, there shall be a proportionate abatement of all charges during such period of less than full occupancy. During any period, all rent and other charges will abate on an equitable basis in light of the extent to which Lessee can perform.

         27.2 Recording. Lessor agrees to enter into a short form of this Lease in recordable form recognizing Lessee's rights hereunder, including its rights to purchase the Premises, and that Lessee shall be entitled to record a copy of such short form lease with Lessee to bear the costs of such recording.

IN WITNESS WHEREOF, the parties have executed this Lease on the date and at the placed listed opposite their names.

                                                LESSOR
                                                DGW ENTERPRISES, L.C.

                                                By     s/ Dean G. Wilson
                                                Dean G. Wilson, managing member

                                                LESSEE Industrial Rubber
                                                Products-Utah, Inc., a Utah
                                                corporation


                                                 By         s/ Daniel O. Burkes
                                                 Its Chairman


                                                       EXHIBIT "A"

                                                    Legal Description
Parcel 1:

BEGINNING at a point which lies South 89(degree)46'30" East 61.00 feet and North 0(degree)03' East 110.09 feet and South 89(degree)57'00" East 183.72 feet from the Southwest corner of Section 1, Township 3 South, Range 2 West, Salt Lake Base and Meridian, and running thence South 89(degree)57'00" East 80.29 feet; thence North 0(degree)03' East 120.00 feet; thence South 27(degree)08'50" East
366.27 feet to a point on the North line of Leo Park Road; thence Southwesterly along a 943.90 foot radius curve to the right (center is North 27(degree)08'50" West 943.90 feet) 181.72 feet; thence North 16(degree)07' West 284.06 feet to the place of BEGINNING.

Parcel 2:

BEGINNING at a point which lies South 89(degree)46'30" East 61.00 feet, South 0(degree)03'00" West 539.71 (South 0(degree)03'00" East 539.71 feet in some instruments of record) and North 71(degree)44'06" East 295.70 feet from the Northwest corner of Section 12, Township 3 South, Range 2 West, Salt Lake Base and Meridian, and running thence North 13(degree)13'00" West 219.38 feet; thence Easterly 181.79 feet along the arc of a 1003.90 foot radius curve to the left, long chord bears North 71(degree)35'44' East 181.55 feet; thence South 23(degree)35'32" East 219.92 feet; thence South 71(degree)44'06" West 221.27 feet to the point of BEGINNING.

Parcel 4:

BEGINNING at a point which lies South 89(degree)46'30" East 61.00 feet and South 0(degree)03' West 200.06 feet and Northeasterly along a curve to the left (whose center is North 0(degree)03' West 943.90 feet) 448.05 feet from the Southwest corner of Section 1, Township 3 South, Range 2 West, Salt Lake Base and Meridian; and running thence Northeasterly along said curve 95.01 feet; thence North 57(degree)05'09" East 85.23 feet; thence North 32(degree)54'51" West
407.89 feet; thence South 78(degree)25' West 101.24 feet; thence South 0(degree)03' West 90.00 feet; thence South 27(degree)08'50" East 366.27 feet to the point of BEGINNING.

                                                       EXHIBIT 10(8)

                                                    PURCHASE AGREEMENT
         This Purchase Agreement (the "Agreement") is made and entered into on this 25th day of March 1999 by and between ILLINOIS TOOL WORKS INC., a Delaware corporation (hereinafter referred to as "ITW" a Seller), and Industrial Rubber Products, Inc., a Minnesota corporation, or its nominee (hereinafter referred to as "IRP" or "Purchaser").
                                                        RECITALS:
1. The Seller, through its division, ITW Irathane Systems ("Irathane") is in the business of manufacturing cast urathane parts and coatings for equipment and structural surfaces (the "Business"). 2. Purchaser wishes to purchase substantially all of the assets which are used by the Seller to conduct the Business for the purchase price set forth herein and upon and subject to the terms and conditions hereinafter set forth. With specified limited exceptions, Purchaser shall not assume any liabilities or other obligations of the Seller.
                                                   W I T N E S S E T H:
         NOW, THEREFORE, in consideration of the premises and of the representations, warranties, covenants and agreements herein contained, the parties hereto agree as follows: SECTION I - PURCHASE AND SALE.
         1.1 Assets. As of 11:59 p.m. on March 31, 1999, Seller shall sell, convey, assign, deliver and transfer to Purchaser, and Purchaser shall buy and take possession of, all right, title and interest in and to all personal, tangible, intangible, choate, inchoate, contingent and other properties, rights, interests and other assets of any kind owned or held by Seller and used in the operation or administration of the Business (collectively, the "Assets") including, but not limited to, the following properties, rights and other assets, except for the Excluded Assets (as defined in Section 1.2) and excluded trademarks (as defined in Schedule 1.1(f):
         (a) Inventories. All raw materials, work-in-process, finished goods, supplies and parts inventory of the Business ("Inventories").

         (b) Personal Property. The tangible personal property owned or used in connection with the operation or administration of the Business including all tools, dies, molds, capital expenditures in-process and works-in-process ("Tangible Personal Property").
         (c) Accounts Receivable. All accounts receivable reflected or reserved against in the Closing Balance Sheet due from unrelated third parties ("Accounts Receivable").
         (d) Backlog. All outstanding customer orders, commitments, bids, proposals and quotations relating to the Business ("Backlog").
         (e) Records. Copies of assets ledgers, inventory records, customer lists, customer credit information, supplier lists, technical data, sales literature, correspondence, computer printouts, books, notes, files and general operating records relating to the operation or administration of the Business ("Records").
         (f) Intangible Rights. All patents, patents pending, inventions, copyrights, formulas, licenses, contract rights, trade secrets, know-how, goodwill and similar intangibles held, owned or used in connection with the Business, including, without limitation, all blueprints, specifications used other technical documents associated with products manufactured by the Business but specifically excluding such trademarks as are listed on Schedule 1.1(f). The transferred patents are more fully defined in Schedule A (Patents) attached to the patent assignment. The transferred trademarks are more fully defined in Schedule A (Trademarks) attached to the trademark assignment. Both assignments should be incorporated herein.

         (g) Contract Rights. All rights of Seller under all contracts, purchase orders, agreements, licenses, leases and similar documents relating to the Business.
         (h) The real property used by the Business located in Sudbury, Canada and Englewood, Colorado (the "Owned Real Property").
         1.2 Excluded Assets. Notwithstanding anything to the contrary contained herein, the following assets (the "Excluded Assets") shall not be sold to Purchaser and shall be retained by Seller: (i) all tax returns and related tax records of Seller and all tax refunds, (ii) all cash and cash equivalents; and
(iii) any rights acquired in or use of the Irathane trademark in Europe, the Middle East and Asia utilizing sprayable potable water compliant products.
         1.2.1 Excluded Liabilities. Notwithstanding anything to the contrary contained herein, the following liabilities (the "Excluded Liabilities") shall be retained by Seller: any claims under the Union Contracts (as hereinafter defined ) filed prior to the Closing Date.
         1.3 Assumption of Liabilities. Purchaser shall assume, pay, fulfill, perform or otherwise discharge the following liabilities and obligations of Seller (the "Assumed Liabilities") as of the date hereof, but in any case not including any obligation or liability not reflected on the Financial Statements unless specifically agreed herein and as otherwise set forth in Section 1.4:
         (a) All of the trade and other accounts payable of the Business to unrelated third parties reflected or reserved against on the Closing Balance Sheet, plus additional liabilities relating to the order backlog and purchase orders arising in the usual and ordinary course of the Business consistent with past practice.
         (b) Except as provided in Section 1.4, all obligations of Seller relating to the Business under contracts, agreement, licenses, leases and similar documents which are to be transferred to Buyer and which are listed on any Schedule hereto (including, without limitation, the Union Contract, as defined in Section 7.1,) or which are in effect as of the date hereof and not required to be so listed under the terms of this Agreement.
         (c) All liabilities and obligations of Seller to employees of the Business as set forth in Section 7, except as to employees listed on Schedule 1.3(c).
         (d) Those liabilities and obligations of Seller otherwise specifically assumed by Buyer in this Agreement.
         1.4 Agreement to Purchase. In consideration for the purchase of the Assets set forth above, IRP will pay the sum of EIGHT MILLION DOLLARS ($8,000,000) at Closing minus TWO HUNDRED AND SIXTY-EIGHT THOUSAND ($268,000) in estimated accounts payable which amount shall be assumed by Purchaser and further adjusted in accordance with Section 1.5.2 and also minus FORTY THOUSAND DOLLARS ($40,000) representing a credit for all accrued vacation liability assumed by Purchaser under Section 7.4.
         1.5.1 Post Closing Audit. Purchaser and Seller acknowledge that Purchaser is purchasing the Assets of the Business as reflected on the Seller's December 31, 1998 Financial Statements without having the opportunity to conduct a due diligence audit as is customary in transactions of this nature. Within sixty (60) days of the Closing Date, Purchaser shall conduct a complete due diligence audit of the Business (the "Audit"). Upon completion of the Audit, a post closing adjustment will be made for changes in Seller's financial condition from the December 31, 1998 Financial Statements to the March 31, 1999 Financial Statements, including adjustments for any accounts payable of the Business assumed by Purchaser as of the Closing Date.
         If a post closing adjustment to the Purchase Price is required based on Purchaser's Audit, such adjustment shall occur within ten (10) days of completion of the Audit. In the event that Purchaser and Seller disagree on the Purchase Price adjustment required based on the Audit, the parties shall appoint a "big five" accounting firm acceptable to them, whose expenses will be shared equally by the Seller and the Purchaser. The accounting firm shall as promptly as possible determine whether the Audit fairly states, in accordance with the provisions of this Agreement, the values of the items as to which the Seller has taken issue and, if the accounting firm concludes that it does not do so with respect to any of such items, the value which in such firm's opinion does so. The determination of amounts due to Purchaser for post closing adjustments based on the Audit by such accounting firm shall be conclusive and binding on the parties hereto. Within (i) five (5) days of the delivery of such report by the accounting firm or the settlement of any dispute, or (ii) within five (5) days following delivery of the Audit report if no dispute exists, payment shall be made by Seller to the Purchaser of the appropriate post closing Audit adjustment amount. Seller shall have no obligation to refund any amount to Purchaser for Purchase Price adjustments due to the Post Closing Audit described in Section
1.5.1 until such adjustments total at least FIFTY THOUSAND DOLLARS ($50,000.00).
         1.5.2. Post Closing Purchase Price Adjustment. In addition, there shall be an adjustment to the Purchase Price to the extent that:
         (a) net trade accounts receivable are valued at an amount other than $1.298 Million as of the Closing Date;
         (b) Inventory is valued at an amount other than $1.236 Million in accordance with Section 3.1.3;
         (c) prepaid expenses and other current assets are valued at an amount other than FIFTY- TWO THOUSAND DOLLARS ($52, 000);
         (d) any property or equipment used in conducting the Business has been disposed of since December 31, 1998 and has not been replaced with like kind property or equipment; and

         (e) trade payable adjustments are valued at an amount other than $268,000 as deducted from the Purchase Price at Closing as described in Section 1.4
         Purchase Price adjustments under Section 1.5.2 shall be on a dollar-for-dollar basis and will not be subject to a cap or a basket.
         In connection with the foregoing, the Purchaser shall provide the Seller with an unaudited schedule (the "Schedule") showing the proposed calculation of the Purchase Price adjustment due and payable to the Purchaser pursuant to Section 1.5.2 not more than sixty (60) days after the Closing Date. Within fifteen (15) days of receipt of the Schedule, the Seller shall advise the Purchaser in writing if it disputes any portion of the calculation, setting forth in full the respects in which it fails to be correct and the reasons for reaching that conclusion. In the event that the parties are unable to resolve any dispute so raised within sixty (60) days after delivery of the Schedule, they shall appoint a "big five" accounting firm acceptable to them, whose expenses will be shared equally by the Seller and the Purchaser. The accounting firm shall as promptly as possible determine whether the Schedule fairly states, in accordance with the provision of this Agreement, the values of the items as to which the Seller has taken issue and, if the accounting firm concludes that it does not do so with respect to any of such items, the value which in such firm's opinion does so. The determination of amounts set forth on the Schedule by such accounting firm shall be conclusive and binding on the parties hereto.
         Within (i) five (5) days after delivery of the report by such accounting firm or the settlement of any dispute, or (ii) within five (5) days following delivery of the Schedule if no dispute exists, payment shall be made by the Seller to the Purchaser of the appropriate Purchase Price adjustment amount, as finally determined under the Schedule. SECTION 2 - CLOSING.

         2.1 Closing. The Closing (the "Closing") of the sale and purchase of the Assets shall take place on or before March 31, 1999 at the offices of Seller. The date of the Closing is herein referred to as the "Closing Date". Closing costs will be allocated between Seller and Purchaser in accordance with local law in each of the jurisdictions where the assets are located and paid outside of Closing.
         2.2 Items to be Delivered at Closing. At the Closing and subject to the terms and conditions herein contained:
         (a)      Seller will deliver to Purchaser the following:
                  (i) a general instruments of sale, and conveyance, assignment, transfer and delivery with respect to each jurisdiction where the Assets are located, such instruments to be in the form of Schedule 2.2(a) hereto; and
                  (ii) transfer documents ready for recordation and all title documents with respect to the Owned Real Property
         (b) Purchaser will deliver to Seller the following: (i) The Purchase Price shall be disbursed by certified check or wire transfer as directed by Seller.
         2.3 Further Assurances. Seller from time to time after the Closing, at Purchaser's reasonable request, will execute, acknowledge and deliver to Purchaser such other instruments of conveyance and transfer and will take such other actions and execute and deliver such other documents, certifications and further assurances as Purchaser may reasonably request in order to vest more effectively in Purchaser, or to put Purchaser more fully in possession of any of the Assets, or to better enable Purchaser to complete, perform or discharge any of the obligations with respect to the Assumed Liabilities specifically assumed by Purchaser. SECTION 3 - REPRESENTATIONS AND WARRANTIES.

         3.1 Representations and Warranties of Seller. Seller hereby represents and warrants to Purchaser as follows:
         3.1.1 Corporate Existence. Seller a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. Irathane is a division of Seller. Seller has all requisite power and authority to carry on its business as it has been and is now being conducted and to own, lease and operate the properties used in connection therewith.
         3.1.2 Corporate Power; Authorization; Enforceable Obligations. Seller has the full power, authority and legal right to execute, deliver and perform this Agreement. This Agreement constitutes when executed and delivered will constitute, legal, valid and binding agreements of Seller enforceable against Seller in accordance with their respective terms, except as may be limited by bankruptcy, insolvency and other similar laws affecting creditors' rights generally and by general equity principles.
         3.1.3 Inventory. Except as reserved on the Financial Statements all items of Irathane's inventory and related supplies for the Business reflected on the Unaudited Financial Statements are merchantable, or suitable and useable for the production or completion of merchantable products, for sale in the ordinary course of business as first quality goods at normal mark-ups; are not obsolete or below standard quality and are valued at the lower of cost or market in accordance with generally accepted accounting principles consistently applied.
         3.1.4 Existing Condition. Since January 1, 1999, Seller has not with respect to Irathane:
         (a) sold, assigned or transferred any of its assets or properties except in the ordinary course of its business;
         (b) suffered any damage, destruction or loss, whether or not covered by insurance, materially and adversely affecting its business, operations, assets, properties or prospects;

         (c) suffered any material adverse change in its business, operations, assets, properties or prospects;
         (d) received notice or had knowledge of any actual or threatened labor trouble, strike or other occurrence, event or condition of any similar character which has had or might have a material adverse effect on its business, operations, assets, properties or prospects;
         (e) made any capital expenditure or capital addition or betterment except such as may be involved in the ordinary course of business; or
         (f) entered into any material transaction other than in the ordinary course of its business consistent with past practice.
         3.1.5 Title to Properties. Seller has good, valid and marketable title to all of the assets and properties purchased hereunder by IRP, free and clear of all liens, pledges, security interests, charges, claims, restrictions and other encumbrances and defects of title of any nature whatsoever, except as disclosed on Schedule 3.1.5 hereto. Seller has the unrestricted right to sell the Assets as herein provided. All Assets used in the conduct of the Business are being transferred to Purchaser pursuant to the terms of this Purchase Agreement.
         3.1.6 Condition and Location of Tangible Assets. The machinery, equipment, tools and other material items of tangible personal property which are a part of the Assets shall on the Closing Date be in the good operating condition and repair, subject to normal wear and maintenance, and shall conform, in all material respects, to all applicable laws, ordinances, codes, rules and regulations relating to their construction, use, operation and maintenance.
         3.1.7 Receivables. The accounts receivable set forth on the Financial Statements as adjusted under Section 1.5.2 arose from bona fide transactions in the ordinary course of Irathane's business and shall be good and collectible within three (3) months of the Closing Date. To the extent such receivables have not been collected within three (3) months of the Closing Date, Purchaser shall be allowed an Indemnified Loss claim (hereinafter defined) to the extent the uncollected receivables are in excess of any reserve provided for in the Financial Statements dated March 31, 1999 and such uncollected receivables shall be assigned to the Seller for collection.
         3.1.8 Validity of Contemplated Transactions, etc. Except as set forth on Schedule 3.1.8 the execution, delivery and performance of this Agreement and the transactions contemplated hereby by Seller will not contravene or violate
(a) any law, rule or regulation of which Seller is aware, (b) any judgment, order, writ, injunction, decree or award of any court, arbitrator or governmental or regulatory official, body or authority which is applicable to Seller, or (c) the charter documents of Seller or any securities issued by Seller; nor will such execution, delivery or performance violate, be in conflict with or result in the breach (with or without the giving of notice or lapse of time, or both) of any term, condition or provision of, or require the consent of any other party, to, any indenture, agreement, contract, commitment, lease, plan, license, permit, authorization or other instrument, document or understanding, oral or written, to which Seller is a party, by which Seller may have rights or by which any of the Assets may be bound or affected, or give any party with rights thereunder the right to terminate, modify, accelerate or otherwise change the existing rights or obligations of Seller thereunder except in each case for any such item which would not have a material adverse effect. No authorization, approval or consent, and no registration or filing with any governmental or regulatory official, body or authority is required in connection with the execution, delivery and performance of this Agreement by Seller.
         3.1.9 Contracts and Commitments. Except as may be disclosed on Schedule 3.1.9, each of the agreements, contracts and commitments of the Business is a legal, valid and binding agreement enforceable in accordance with its terms, except as such enforceability may be limited by bankruptcy, insolvency, moratorium, or similar laws now or hereafter in effect relating to or limiting creditors' rights generally and to the knowledge of Seller, the parties thereto are in compliance with the provisions thereof, no party has made or received any prepayments or credits with respect thereto, to the knowledge of Seller, no party is in default in the performance, observance or fulfillment of any material obligation, covenant or condition contained therein, and to the knowledge of Seller, no event has occurred which with or without the giving of notice or lapse of time, or both, would constitute a default thereunder.
         3.1.10 Patents and Trademarks. To the best of Seller's knowledge, except as set forth on Schedule 3.1.10, Seller owns (or possesses adequate and enforceable licenses or other rights to use) all trademarks, trade names, patents, copyrights, service marks, service names, inventions, trade secrets, know-how, software formulas and processes and other proprietary rights and corresponding foreign counterparts (the "Intellectual Property") necessary to the conduct of the Business and, to its knowledge, such use does not conflict with the rights of others. Except as disclosed on Schedule 3.1.10, no proceedings have been instituted or are pending, or to the knowledge of the Seller, threatened which challenge the validity of the ownership by the Seller to such Intellectual Property. The Seller has not entered into any patent or trademark license, technology transfer, or non-competition agreement relating to its business except as set forth in Schedule 3.1.10. The Seller, to its knowledge, is not infringing upon or otherwise acting adversely to any Intellectual Property. The Seller, is not in default under any license agreement. The Seller has, to its knowledge complied and is in compliance with all applicable registered user laws or regulations. Neither the Seller, nor, to its knowledge, any employee of the Seller has disclosed or made available to any third party any trade secrets of the Seller under circumstances constituting a breach of confidentiality. There are no existing or, to its knowledge, threatened Intellectual Property related lawsuits by, or against, the Seller, nor are there any outstanding notices, to the Seller or by the Seller to another, regarding possible patent infringement of either a Seller-owned or the licensed patent of a third party.
         3.1.11 Compliance with Applicable Laws. To the best of Seller's knowledge, Seller has complied with all laws, regulations, injunctions, decrees and orders applicable to it or to the operation of its business, including but not limited to compliance with all computer software licensing requirements. Seller has not received written notice of any alleged violation of any such law, regulation, injunction, decree or order.
         3.1.12 Environmental Matters. Except as would not individually or in the aggregate have a material adverse effect or except as set forth in Schedule 3.1.12:
         (a) To the knowledge of the Seller, Seller has not deposited or caused to be deposited, on, under or about the property owned or leased by the Seller identified on Schedule 3.1.12 (the "Real Property") any solvents, pollutants, chemicals, flammables, contaminants, gasoline, petroleum products, crude oil, explosives, radioactive materials, substances, or wastes, or polychlorinated biphenyls or related or similar materials, asbestos or any material containing asbestos, (collectively, the "Hazardous Substances") in violation of any Environmental Law, as defined below in (b).
         (b) To the knowledge of the Seller, the Seller has not used the Real Property to generate, manufacture, refine, transport, treat, store, handle, dispose, transfer, produce, process or in any manner deal with Hazardous Substances, except in compliance in all material respects with applicable Environmental Laws, as defined herein, including, any applicable federal, state or local governmental law, rule, regulation or ordinance dealing with Hazardous Substances, including, without limitation, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (42 U.S.C. Sections 9601, et seq.), the Hazardous Materials Transportation Act, as amended (49 U.S.C. Section 1801, et. seq.), the Resource Conservation and Recovery Act, as amended (42 U.S.C. Section

6901, et. seq.), the Federal Water Pollution Control Act, as amended (33 U.S.C. Sections 1251, et. seq.), the Clean Air Act, as amended (42 U.S.C. Sections 7401, et. seq.), the Toxic Substances Control Act, as amended (15 U.S.C. Sections 2601, et. seq.), the Clean Water Act, as amended (33 U.S.C. Sections 1251, et. seq.), in each case as in effect on the date of this Agreement, (collectively all such laws, rules, ordinances or regulations called herein, "Environmental Laws");
         (c) To the knowledge of the Seller, the Seller has obtained all required registrations, permits, licenses, and other authorizations (the "Environmental Permits") which are required under all Environmental Laws and including all laws relating to emissions, discharges, releases, or threatened releases of Hazardous Substances from the Real Property or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Hazardous Substances at or from the Real Property;
         (d) To the knowledge of the Seller, the Seller is in compliance in all respects with all terms and conditions of the Environmental Permits;
         (e) There is no civil, criminal, or administrative action, suit, demand, claim, hearing, notice of violation, investigation, order, decree, plan, judgement, injunction, proceeding, notice or demand letter pending, or, to the knowledge of the Seller, threatened against the Seller relating in any way to
(i) the Environmental Laws, or (ii) relating to the release into the environment by the Seller of any Hazardous Substances whether or not occurring at or on a site owned, leased or operated by the Seller.
         (f) To the knowledge of Seller, the Seller has timely filed all reports, obtained all required approvals, generated and maintained all required data, documentation and records required by the Environmental Laws or any regulation, code, plan, order, decree, judgement injunction, notice or demand letter issued, entered, promulgated or approved thereunder.

         3.1.13 Tax Liabilities. Seller has filed all federal, state, county, local and foreign income, excise, property, sales and other tax returns relating to the Business which are required to be filed up to and including the date hereof and has paid all taxes which have become due, or any assessment which has become payable.
         3.1.14 Insurance. There are no claims for insurable losses in excess of $25,000 per occurrence filed by the Seller in connection with the Business during the three-year period immediately preceding the Closing.
         3.1.15 Balance Sheets Seller has delivered to Purchaser (i) unaudited financial statements of the Business for the period ended December 31, 1998 (the "Unaudited Financial Statements" or the "Financial Statements") including a balance sheet and statements of income. The Unaudited Financial Statements have been prepared in all material respects on a basis consistent with generally accepted accounting principles except that the Financial Statements may be subject to normal audit adjustments, which in the aggregate are not material. The balance sheets included in the Financial Statements do not include any material assets or liabilities not intended to constitute part of the Business or the Assets after giving effect to the transactions contemplated hereby, and present fairly the financial condition of the Business as at their respective dates. The statements of income included in the Financial Statements do not reflect the operations of any entity or business not intended to constitute a part of the Business after giving effect to all such transactions and present fairly the results of operations of the Business for the periods indicated.
         3.1.16 Proceedings Regarding Employee Benefit Plans. ITW is not transferring to IRP and IRP is not assuming any liability for any Pension Plan as defined in Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended, or any Profit Sharing Plan qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended.
         3.1.16.1 Regarding Pension Plan for U.S. Union Employees. The Irathane Systems, Inc. Retirement Income Plan (the "Union Pension Plan"):
         3.1.16.2 has a "favorable Letter" as that term is defined in IRS Rev Proc 98-22 3.1.16.3 does not have pending any operational compliance failures which would result in disqualification or sanctions;
         3.1.16.4 does not have any accumulated funding deficiency with respect to the funding standard account described in section 412(a) of the Internal Revenue Code of 1986 (whether or not waived);
         3.1.16.5 has not had a complete or partial termination; 3.1.16.6 has not had a reportable event as such term is defined in the
Employee Retirement  Income  Security  Act of 1974,  as amended  ("ERISA");  and
         3.1.16.7 has not had a "fiduciary" or "party in interest" or "disqualified person" enter into and "prohibited transaction" as defined in ERISA.

         3.1.17 Labor Relations Warranties. Seller warrants and represents that there are no pending, threatened, or rumored grievances, unfair labor practice charges, claims, or suits arising out of or related to the collective bargaining agreement described in Section 7.1 or arising out of or related to the labor relations between Seller and the union described in Section 7.1.
         3.1.18 Litigation. Except as disclosed on Schedule 3.1.18, there is no claim, legal action, suit, arbitration, governmental investigation or other legal or administrative proceeding, nor any order, decree or judgment in progress, pending or in effect, or to the knowledge of Seller threatened against or relating to Seller which would materially affect the Business, or the transactions contemplated by this Agreement.
         3.2 Representations and Warranties of Purchaser. Purchaser hereby represents and warrants to Seller as follows:
         3.2.1 Corporate Existence. Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Minnesota.
         3.2.2 Corporate Power and Authorization. Purchaser has the corporate power, authority and legal right to execute, deliver and perform this Agreement. The execution, delivery and performance of this Agreement by Purchaser and any document to be delivered at Closing have been duly authorized by all necessary corporate action. This Agreement has been, and any document to be delivered at Closing will be, duly executed and delivered by Purchaser and constitutes the legal, valid and binding agreement of Purchaser enforceable against it in accordance with its terms, except as may be limited by bankruptcy, insolvency and other similar laws affecting creditors' rights generally and by general equity principles.
         3.2.3. Validity of Contemplated Transactions, etc. The execution, delivery and performance of this Agreement by Purchaser will not contravene or violate (a) any law, rule or regulation to which Purchaser is subject, (b) any judgment, order, writ, injunction, decree or award of any court, arbitrator or governmental or regulatory official, body or authority which is applicable to

Purchaser, or (c) the charter documents or By-Laws of Purchaser or any securities issued by Purchaser; nor will such execution, delivery or performance violate, be in conflict with or result in the breach (with or without the giving of notice or lapse of time, or both) of any term, condition or provision of, or require the consent of any other party, to, any indenture, agreement, contract, commitment, lease, plan, license, permit, authorization or other instrument, document or understanding, oral or written, to which Purchaser is a party, by which Purchaser may have rights or by which any of the Assets may be bound or affected, or give any party with rights thereunder the right to terminate, modify, accelerate or otherwise change the existing rights or obligations of Purchaser thereunder. No authorization, approval or consent, and no registration or filing with any governmental or regulatory official, body or authority is required in connection with the execution, delivery and performance of this Agreement by Purchaser except in each case for any item which would not have a material adverse effect.
         3.3 Survival of Representations and Warranties. All representations and warranties made by the parties to this Agreement or in any certificate, schedule, document or instrument furnished hereunder or in connection with the execution and performance of this Agreement shall survive the Closing for a period of two years. Notwithstanding any investigation or audit conducted before or after the Closing Date or the decision of any party to complete the Closing, each party shall be entitled to rely upon the representations, warranties, covenants and agreements set forth herein. SECTION 4 - CONDITIONS PRECEDENT TO THE CLOSING.
         4.1. Conditions Precedent to Purchaser's Obligations. All obligations of Purchaser under this Agreement are subject to the fulfillment or satisfaction, prior to or at the Closing, of each of the following conditions precedent:
         4.1.1 Compliance with this Agreement. Seller shall have performed and complied in all material respects, with all agreements and conditions required by this Agreement to be performed by it prior to or at the Closing.

         4.1.2 No Threatened or Pending Litigation. On the Closing Date, no suit, action or other proceeding, or injunction or final judgment relating thereto, shall be threatened or be pending before any court or governmental or regulatory official, body or authority in which it is sought to restrain or prohibit or to obtain damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby, and no investigation that might result in any such suit, action or proceeding shall be pending or threatened.
         4.1.3 No Material Damage; etc. Neither the Assets nor the inventory of Seller shall have been or shall be damaged or destroyed (other than sales of inventory in the ordinary course of business).
         4.1.4 Covenants Not To Compete. For a period of five (5) years after the Closing Date Seller shall not carry on or be engaged in or control any business which competes with the Irathane business as conducted immediately prior to Closing in the jurisdictions where the Irathane business is carried on at Closing. Nothing in clause 4.1.5 shall prevent Seller from acquiring and then being engaged in or carrying on the whole or any part of a business that includes activities the carrying on of which would otherwise amount to a breach of the undertaking contained in clause 4.1.4 if the annual turnover of such activities does not amount to ten (10) percent or more of the aggregate annual turnover of the business concerned. In the event of the purchase of a Business during the five (5) year time period referred to above, the Seller shall promptly notify Purchaser of said purchase. Within thirty (30) days of said notification, Purchaser may elect to purchase said Business by written notice to Seller. The Purchase Price for the Business shall be the Purchase Price paid by Seller for said Business, together with all costs and expenses incurred in connection with said purchase. To the extent the parties cannot agree upon a Purchase Price within thirty (30) days of Purchaser's election of its purchase right, then the Chicago office of a big five public accounting firm selected by the parties shall be employed as arbitrator hereunder to determine the Purchase Price due and payable for the Business.

The arbitrating accountant's determination with respect to any dispute shall be in writing and shall be final and binding upon the parties hereto.
         4.1.5 Facility Lease. Seller will assign to Purchaser all of Seller's right, title and interest under that certain lease agreement dated January 1, 1997 by and between Mesaba Realty Company, as landlord ("Landlord") and Illinois Tool Works Inc. as tenant. Seller will use its best efforts to obtain Landlord's written consent to such assignment. If Seller is unable to obtain Landlord's consent to an assignment or sublease as of the Closing Date, Seller shall pay Purchaser for its direct costs of relocation up to amount of FIFTY THOUSAND DOLLARS ($50,000).
         4.1.6 Supply and Secrecy Agreement. Seller and Purchaser shall have entered into a supply agreement and secrecy and supply agreement as of the Closing Date, relating to Purchaser's purchase of adhesives from Seller and Seller's purchase of automotive components from Purchaser.
         4.2 Conditions Precedent to Seller's Obligations. All obligations of Seller under this Agreement are subject to the fulfillment or satisfaction, prior to or at the Closing, of each of the following conditions precedent:
         4.2.1 Compliance with this Agreement. Purchaser shall have performed and complied in all material respects, with all agreements and conditions required by this Agreement to be performed by it prior to or at the Closing.
         4.2.2 No Threatened or Pending Litigation. On the Closing Date, no suit, action or other proceeding , or injunction or final judgment relating thereto, shall be threatened or be pending before any court or governmental or regulatory official, body or authority in which it is sought to restrain or prohibit or to obtain damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby, and no investigation that might result in any such suit, action or proceeding shall be pending or threatened. SECTION 5 - INDEMNIFICATION.

         5.1 General Indemnification Obligation of Seller. Seller will indemnify and hold harmless Purchaser, and its officers, directors and shareholders against and in respect of:
         (a) any and all actions, suits and claims, or legal, administrative, arbitration, governmental or other proceedings or investigations against Seller that relate to Seller, the Business or the Assets and which result from or arise out of any event, occurrence, action, inaction or transaction occurring prior to the Closing Date;
         (b) any and all damages, losses, settlement payments, deficiencies, liabilities, costs and expenses suffered, sustained, incurred or required to be paid by Seller because of or that result from, relate to or arise out of the untruth, inaccuracy or breach of, or the failure to fulfill, any representation, warranty, agreement, covenant or statement (i) of Seller contained in this Agreement, or (ii) contained in any certificate, schedule, document or instrument furnished to the Purchaser by or on behalf of Seller at the Closing;
         (c) Seller agrees to indemnify Purchaser against (including, without limitation, reasonable attorney's fees, disbursements, and court costs incurred by Purchaser) and hold it harmless from any product liability claims made against Purchaser arising out of or relating to any product manufactured or sold by Seller at any time before the Closing;
         (d) any and all actions, suits, claims, proceedings, investigations, demands, audits, assessments, fines, judgments, costs and other expenses (including, without limitation, reasonable legal fees and expenses) incident to any of the foregoing or to the enforcement of this Section 5.1.
         Seller shall have no liability under this Section 5.1 for indemnification of Purchaser until the aggregate of all claims which have become final totals $25,000 and then only for the amount by which such claims exceed $25,000. Seller shall have no liability under this Section 5.1 for indemnification of Purchaser in excess of the Purchase Price as defined in
Section 1.4 hereof. An amount for which Purchaser is entitled to receive indemnification under this Section, after giving effect to the foregoing deductible and cap as limitations on liability is an "Indemnified Loss". The foregoing deductibles shall not apply to post-closing adjustments pursuant to Section 1.5 hereof or in the event Purchaser has a claim for accounts receivables not collected within three
(3)  months of closing  in  accordance  with the  provisions  of Section  3.1.17 hereof.
         The indemnities under this Section 5 are the sole and exclusive remedies of Purchaser on account of, or with respect to, any of the matters covered by this Section 5 or any other action or claim based upon any of the representations, warranties or covenants set forth in, or arising out of any transaction contemplated by, this Agreement, and is intended by the parties to this Agreement to bar and preclude the assertion of any other rights or remedies by the party under or related to this Agreement or the transaction contemplated by this Agreement. The Seller's indemnification under this Section 5 shall expire two (2) years from the Closing date except the Seller's indemnification of Purchaser with respect to claims brought by third parties under Section 5.1(a)(b)(c)(d) shall survive for the applicable statute of limitations plus six
(6) months.
         Purchaser shall promptly notify Seller, of the existence of any matter to which the obligations set forth in this paragraph shall apply, and shall give Seller reasonable opportunity to defend any claim or litigation at its own expense, with counsel of its own selection approved by Purchaser (which shall not be unreasonably withheld); provided that Purchaser shall also at all times have the right fully to participate in such defense at its own expense. If Seller shall fail, within a reasonable time after such notice, to defend such claim or litigation, Purchaser or any successor to the business and assets of Purchaser shall have the right, but not the obligation, to defend, compromise or settle any such claim or litigation.
         5.2 General Indemnification Obligation of Purchaser. Except to the extent Seller has agreed to be liable to Purchaser, Purchaser will indemnify and hold harmless Seller, and its officers, directors, and shareholders against and in respect of:
         (a) any and all actions, suits, claims or legal, administrative, arbitration, governmental or other proceedings or investigations, against Purchaser that relate to Purchaser, the business or the

Assets and which result from or arise out of any event, occurrence, action, inaction or transaction occurring after the Closing Date;
         (b) any and all damages, losses, settlement payments, deficiencies, liabilities, costs and expenses suffered, sustained, incurred or required to be paid by Purchaser because of or that result from, relate to or arise out of the untruth, inaccuracy or breach of, or the failure to fulfill, any representation, warranty, agreement, covenant or statement (i) of Purchaser contained in this Agreement; or (ii) contained in any certificate, schedule, document or instrument furnished to Seller by or on behalf of Purchaser at the Closing;
         (c) Purchaser agrees to indemnify Seller against (including, without limitation, reasonable attorney's fees, disbursements, and court costs incurred by Seller) and hold it harmless from any product liability claims made against Seller arising out of or relating to any product manufactured or sold by Purchaser after the Closing Date; and
         (d) any and all actions, suits, claims, proceedings, investigation, demands, assessments, audits, fines, judgments, costs and other expenses (including, without limitation, reasonable legal fees and expenses) incident to any of the foregoing or to the enforcement of this Section 5.2. Seller shall promptly notify Purchaser of the existence of any matter to which the obligations set forth in this paragraph shall apply, and shall give Purchaser reasonable opportunity to defend any claim or litigation at his own expense, with counsel of his own selection approved by Seller (which shall not be unreasonably withheld); provided that Seller shall also at all times have the right fully to participate in such defense at its own expense. If Purchaser shall fail, within a reasonable time after such notice, to defend such claim or litigation, Seller, or any successor to the business and assets of Purchaser, shall have the right, but not the obligation, to defend, compromise or settle any such claim or litigation.
         The indemnities under this Section 5 are the sole and exclusive remedies of Seller on account of, or with respect to, any of the matters covered by this Section 5 or any other action or claim based upon any of the representations, warranties or covenants set forth in, or arising out of any transaction contemplated by, this Agreement, and is intended by the parties to this Agreement to bar and preclude the assertion of any other rights or remedies by the party under or related to this Agreement or the transaction contemplated by this Agreement. SECTION 6 - COVENANTS OF THE PARTIES.
         Seller will conduct the Business prior to the Closing Date in the normal course and will use reasonable efforts to preserve the business organization of Seller intact and retain the services of its present officers, employees and agents to the end that it may retain its goodwill and preserve its business relationships with customers, suppliers and others.
         (a) In addition, Seller covenants that, from the date hereof until the Closing:
                  (i) the Business will be conducted in the ordinary course, and none of its properties or assets will be sold or otherwise disposed of, mortgaged, pledged or otherwise hypothecated, except in the ordinary course of business;
                  (ii) no general increase in excess of four percent (4%) or individual increase in excess of ten percent (10%) has occurred since December 31, 1998 except as disclosed on the Financial Statements will be made in the compensation payable or to become payable by Seller to of the officers, employees or agents of the Business;
                  (iii) no contract, obligation or commitment will be entered into or assumed by or on behalf of the Business extending beyond the Closing, except normal commitments for the purchase of raw materials, supplies, licenses and other assets used in the ordinary course of business;
                  (iv) no change, other than those required in the ordinary course of business, will be made affecting personnel or agents of the Business;
                  (v) Seller will maintain the Real Property and the tangible personal property in the same operating condition and repair as of the date of the Agreement, using its customary standards of maintenance, reasonable wear and tear excepted;

                  (vi)     Seller will continue until the Closing to carry
insurance in the forms and in the amounts now carried; and
                  (vii) Seller will permit Purchaser to have access to its books and records with respect to the assets, the business, and other aspects of the Business;
         SECTION 7 - EMPLOYEE MATTERS
         7.1 Employment of Union Employees. Effective March 25, 1999, Purchaser shall recognize The International Brotherhood of Painters and Allied Trade Local 1904 as the exclusive bargaining agent for the bargaining unit of employees (the "Union Employees") in Canada and the Carpenters Midwestern Industrial Council as the exclusive bargaining agent for the bargaining unit of employees ("Union Employees") in Minnesota. Subject to the concurrence of said union, Purchaser shall assume, honor, and abide by said collective bargaining agreement, and all obligations and liabilities thereunder, for the balance of its term. Subject to the concurrence of said union, Purchaser shall execute the appropriate documentation substituting Purchaser in the place and stead of Seller as the contracting employer under said collective bargaining agreement.
         7.1(a) Purchaser shall assume the Union Pension Plan as of the Closing Date and shall thereafter be responsible for the continuation thereof and for all future contributions thereto; provided that the Seller shall be responsible for funding the maximum deductible contribution to said plan for the 1998 plan year (determined using the actuarial methods and assumptions set forth in the plan actuary's valuation report dated March 12, 1998) and one quarter of said amount for the first quarter of 1999.
         7.2 Employment of Non-Union Employees. Effective as of the date hereof, Purchaser shall offer immediate employment to all non-union employees of the Business as listed on Schedule 7.2 (the "Non-Union Employees"), except for those individuals listed on Schedule 7.1, on the following terms and conditions:

         (a) Salary and other remuneration which are substantially equivalent to those which are provided by Seller for each of such Non-Union Employees individually as of the date hereof; and
         (b) Retirement, welfare, and other employee benefits under Purchaser's retirement, welfare, and other benefit plans or arrangements which, in the aggregate, have a value which is substantially equivalent to those offered by Seller to such Non-Union Employees. (All such Union Employees and Non-Union Employees who accept employment with Purchaser are herein referred to as the "Transferees".)
         7.3 Assumption of Union Pension Plan. Purchaser shall assume the Union Pension Plan as of the Closing Date and shall thereafter be responsible for the continuation thereof and for all future contributions thereto; provided that the Seller shall be responsible for funding the maximum deductible contribution to said plan for the 1998 plan year (determined using the actuarial methods and assumptions  set forth in the plan  actuary's  valuation  report dated March 12,
1998) and one quarter of said amount for the first quarter of 1999. Seller and Purchaser shall jointly review the investment policy for the Union Pension Plan and shall consult with the plan's actuary on the implications any change in such policy would have on the interest assumption used for the 1999 plan year actuarial valuation. To the extent that after changes in investment policy leave the Union Pension Plan with any unfunded accrued liability as of January 1, 1999, Seller agrees to pay to Purchaser the amount of such unfunded accrued liability.
         7.3      Accrued Vacation Pay, Holiday Pay and Severance Pay.
                  (a) As of the date hereof, Purchaser shall be liable and responsible for the payment of accrued but unpaid vacation pay and holiday pay for the Transferees, as determined in accordance with Seller's vacation and holiday pay policies in effect as of the date hereof for the Transferees, and as reflected on the records.
                  (b) Purchaser shall be liable and responsible for the payment of accrued but unpaid severance pay (accrued on the basis of one week severance pay for each eligible year of employment)
as determined in accordance with Seller's severance pay policies in effect as of the date hereof for the Non-Union Transferees who Buyer terminated in the first twelve (12) months following the Closing Date, other than for cause.
         7.4 Third-Party Beneficiaries. This Agreement is between the parties hereto only, and nothing herein shall establish any enforceable rights, legal or equitable, in any person other than Purchaser and Seller, including any employee of the Business. Any claim, including claims for benefits asserted by any person with respect to his or her employment with Purchaser after the date hereof, shall be governed solely by applicable employment policies and such benefit plans which Purchaser shall maintain for its employees, construed under applicable law. Nothing in this Agreement shall be deemed to restrict the right of Buyer to deal with the Transferees as employees at will in the same manner as it would be free to deal with such employee in the absence of this Agreement and to terminate the employment of such Transferees at any time after the date hereof.
         7.5 Seller's Obligations. Seller shall be responsible for, and indemnify Purchaser against, any claim by any employee of the Business employed by Seller on or prior to the date hereof with respect to rights of such employees arising under any profit sharing or pension plan other than the Union Pension Plan, group insurance or retirement plans or any other benefit agreement, plan, policy or arrangement of Seller applicable to such employees of the Business, it being understood and agreed that Purchaser shall not be liable or responsible for the payment of any employee benefits offered by Seller as of the date hereof (with the exception of the parties' express agreement set forth in Sections 7.1, 7.2, 7.3 and 7.4 or other Sections of this Agreement). SECTION 8 - POST CLOSING MATTERS.
         8.1 Access to Records and Persons. Seller and Purchaser agree that, both before and after the Closing, each will have access, upon prior reasonable written request and at any reasonable time during normal business hours, to the other's officers and employees and to its books and records relating to the assets, properties and operations of Seller, and each shall have the right to make copies of such books and records; provided, however, that such access shall be solely for the purpose of enabling such party to prepare financial statements and tax returns, and any litigation, claims, collection or arbitration matters and for such other business purposes as Seller and Purchaser may agree, but Purchaser shall not have access to Seller's trade secrets until the successful completion of Closing. SECTION 9 - TERMINATION OF AGREEMENT.
         This Agreement may be terminated at any time:
         (a)      by mutual consent of the parties;
         (b) by either party if the Closing shall not have occurred by April 30, 1999 and the party seeking termination is ready, willing and able to close and not in material default of its obligations under this Agreement;
         (c) by either party if there shall have been a material misrepresentation or breach of warranty or a breach of a material covenant on the part of the other party in the representations and warranties or covenants set forth herein or in any Schedule, Exhibit or other instrument delivered in connection herewith, which misrepresentation or breach is not cured prior to the Closing;
         (d) by either party if any material claim, investigation or litigation relating to the assets of the business or the transaction is pending as of the date of termination. SECTION 10 - DISPUTE RESOLUTION.
         10.1.1 Any dispute arising out of or relating to this Agreement or any document delivered at Closing, including, but not limited to, claims for indemnification pursuant to Section 5 shall be resolved in accordance with the procedures specified in this Section 10, which shall be the sole and exclusive procedures for the resolution of any such disputes.
         10.1.2 The parties shall attempt in good faith to resolve any dispute arising out of or relating to this Agreement promptly by negotiation between the appointed representative of the Seller and executives of Purchaser who, if possible, are at a higher level of management than the persons with direct responsibility for administration of this Agreement. Any party may give the other party written notice of any dispute not resolved in the normal course of business. Within fifteen days after delivery of the notice, the receiving party shall submit to the other a written response. The notice and response shall include (a) a statement of each party's position, and (b) the name and title of the executive who will accompany the representative. Within 30 days after delivery of the disputing party's notice, the executives of Purchaser and Seller shall meet at a mutually acceptable time and place, and thereafter as often as they reasonably deem necessary to attempt to resolve the dispute. All reasonable requests for information made by one party to the other will be honored.
         10.1.3 If the matter has not been resolved by these persons within 60 days of the disputing party's notice, or if the parties fail to meet within 30 days, either party may initiate mediation as provided.
         10.1.4 All negotiations, agreements and mediations pursuant to this clause are confidential and shall be treated as compromise and settlement negotiations for purposes of the Federal Rules of Evidence and State Rules of Evidence.
         10.1.5 If the dispute has not been resolved by negotiation as provided herein, the parties shall endeavor to settle the dispute by mediation under the then current Center for Public Resources ("CPR") Model Procedure for Mediation of Business Disputes. The neutral third party will be selected from the CPR Panels of Neutrals, with the assistance of CPR, unless the parties agree otherwise.
         10.1.6 If the dispute has not been resolved by non-binding mediation as provided herein within 90 days of the initiation of such procedure, either party may initiate litigation (upon 30 days written notice to the other party); provided, however, that if one party has requested the other to participate in a non-binding procedure and the other has failed to participate, the requesting party may initiate litigation before expiration of the above period.

         10.1.7 Nothing herein shall be construed to prevent any party from seeking equitable relief in any court of competent jurisdiction to restrain or prohibit any breach or threatened breach of any covenant of the parties set forth in this Agreement. SECTION 11 - MISCELLANEOUS.
         11.1 Brokers' and Finders' Fees. The Seller and the Purchaser represent and warrant to each other that neither of them has employed any broker, finder or intermediary in connection with the transactions contemplated by this Agreement who might be entitled to a fee or commission upon the consummation of the transaction contemplated hereby.
         11.2 Expenses. The parties hereto shall pay their own expenses, including without limitation their legal fees and expenses, incidental to the preparation of this Agreement, the carrying out of the provisions of this Agreement and the consummation of the transactions contemplated hereby.
         11.3 Contents of Agreement; Parties in Interest; etc. This Agreement sets forth the entire understanding of the parties hereto with respect to the transactions contemplated hereby. It shall not be amended or modified except by written instrument duly executed by each of the parties hereto. Any and all previous agreements and understandings between or among the parties regarding the subject matter hereof, whether written or oral, are superseded by this Agreement.
         11.4 Assignment and Binding Effect. All of the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the successors and assigns of Seller and Purchaser. No party may assign its rights hereunder, except Purchaser may assign its rights to a wholly owned subsidiary if it unconditionally guarantees such subsidiaries' obligation hereunder.
         11.5 Waiver. Any term or provision of this Agreement may be waived at any time by the party or parties entitled to the benefit thereof but only by a written instrument duly executed by such party or parties.

         11.6 Notices. Any notice, request, demand, waiver, consent, approval or other communication which is required or permitted hereunder shall be in writing and shall be deemed given only if delivered personally or sent by registered or certified mail, postage prepaid, as follows:
         If to Purchaser:                   Industrial Rubber Products
                                            3804 East 13th Avenue
                                            P.O. Box 782
                                            Hibbing, Minnesota 55746

         If to Seller:                      Illinois Tool Works Inc.
                                            3600 West Lake Avenue
                                            Glenview, IL  60025
                                            Attn:  Corporate Secretary

or to such other address as the addressee may have specified in a notice duly given to the sender as provided herein. Such notice, request, demand, waiver, consent, approval or other communication will be deemed to have been given as of the date so delivered, facsimiled or mailed.
         11.7 No Benefit to Others. The representations, warranties, covenants and agreements contained in this Agreement are for the sole benefit of the parties hereto and their successors and assigns, and they shall not be construed as conferring any rights on any other persons.
         11.8 Schedules and Exhibits. All Exhibits and Schedules referred to herein are intended to be and hereby are specifically made a part of this Agreement. If a document or matter is disclosed in any Exhibit or Schedule of this Agreement, it shall be deemed to be disclosed for all purposes of this Agreement without the necessity of specific repetition or cross-reference.
         11.9 Severability. Any provision of this Agreement which is invalid or unenforceable in any jurisdiction shall be ineffective to the extent of such invalidity or unenforceability without invalidating or rendering unenforceable the remaining provisions hereof, and any such invalidity or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.
         11.10 Cooperation. Each party to this Agreement shall cooperate and take such action as may be reasonably requested by any other party in order to carry out the provisions and purposes of this Agreement.

         11.11 Counterparts. This Agreement may be executed in any number of counterparts, any party hereto may execute any such counterpart, each of which when executed and delivered shall be deemed to be an original and all of which counterparts taken together shall constitute but one and the same instrument. This Agreement shall become binding when one or more counterparts taken together shall been executed and delivered by the parties. It shall not be necessary in making proof of this Agreement or any counterpart hereof to produce or account for any of the other counterparts. Signatures delivered by facsimile for this Agreement or any document delivered at Closing shall be binding to the same extent as an original.
         11.12 Governing Law. This Agreement shall be governed by the laws of the State of Minnesota.
         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement on the date first written.

Attest:                                  INDUSTRIAL RUBBER PRODUCTS, INC.

       s/ John M. Kokotovich             By:         s/ Daniel O. Burkes
 Corporate Secretary
                                         Title:          President


                                         ITW IRATHANE a division of
                                         ILLINOIS TOOL WORKS INC.

                                         By:           s/ Richard J. Budweg
                                         Title:          General Manager ITW-PRC

                                                  SCHEDULES AND EXHIBITS

Any schedules called for in this Purchase Agreement and not provided are to be provided at Closing.