Form 10QSB
period 1999-03-31
INDUSTRIAL RUBBER PRODUCTS INC
filed 1999-05-17
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1999 or

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

         3804 East 13th Street
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

Common Stock, $.001 Par Value - 4,184,500 shares as of April 30, 1999.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Industrial Rubber Products, Inc.
                            Condensed Balance Sheets
                       March 31, 1999 and December 31, 1998

                                                     March 31        December 31
                                                       1999             1998
                                                    Unaudited          Audited
                                                    ---------        ----------

Assets
Current Assets
  Cash and Cash equivalents                         $   522,800      $ 2,715,966
  Marketable debt securities                                  0        1,642,784
  Trade receivables less allowance
     of $280,000                                      2,218,473          947,364
  Due from Related Parties                                    0                0
  Income Tax Refund Receivable                          254,200          254,200
  Inventories                                         1,827,154          408,731
  Prepaid expenses                                      222,506           57,996
  Deferred Taxes                                        133,000          133,000
                                                      ----------      ----------
  Total Current Assets                                5,178,133        6,160,041

Cash Value of Life Insurance                            142,192          135,166
Loan origination fees                                    35,000                0
Equipment Deposit                                        64,582                0
Non-Compete covenant                                    150,000                0
Goodwill                                                438,634                0
Accumulated Amortization                                (14,819)               0
Prepaid expenses                                        246,481                0
Other                                                         0           23,884
                                                    -----------      -----------
                                                      1,062,070          159,050

Deferred Taxes                                          357,988          207,000

                                                    -----------      -----------

Property Plant Equipment
  Investment in Subsidiaries                                  0                0
  Leasehold Improvements                                 11,000                0
  Land                                                  359,000           10,000
  Buildings                                           2,098,864          572,907
  Automotive Equipment                                  690,728          458,759
  Machinery & Equipment                               7,041,533        2,030,453
                                                     -----------      ----------
                                                     10,201,125        3,072,119

  Less Accumulated Depreciation                       1,539,521        1,372,420
                                                     ----------       ----------
                                                      8,661,604        1,699,699
             Total Assets                            ----------       ----------
                                                     15,259,795        8,225,790
                                                     ----------       ----------

Liabilities and Stockholder's Equity

Current Liabilities
  Bank note payable                                  $7,000,000      $         0
  Current maturities of
         long-term debt                                  59,202          174,263
  Accounts payable                                      959,065          485,493
  Accrued expenses                                      371,997          547,034
                                                    -----------      -----------
         Total Current Liabilities                    8,390,264        1,206,790

                                                    -----------      -----------
Long-term Debt, less current
  maturities                                            411,567          329,108
                                                    -----------      -----------
Stockholder's Equity
  Common stock, $.001 par value                           4,194            4,194
  Additional Paid In Capital                          5,605,832        5,605,832
  Retained Earnings                                     864,239        1,090,605
                                                     ----------        ---------
                                                      6,474,265        6,700,631
  Less cost of Common Stock
             reacquired                                  16,301           10,739
                                                     ----------      -----------
                                                      6,457,964        6,689,892
                                                     ----------      -----------
Total Stockholder's Equity                         $ 15,259,795      $ 8,225,790
                                                    ===========      ===========



                        Industrial Rubber Products, Inc.
                         Condensed Statements of Income
                                   (Unaudited)

                                     Three months ended
                                          March 31,
                                   ---------------------
                                    1999           1998
                                    ----           ----
Net Sales                      $ 1,631,671    $ 3,816,776
Cost of Sales                    1,490,967      2,755,588
                                -----------    -----------
    Gross profit                   140,704      1,061,188

Selling, general and
 administrative
 expenses                           530,542        415,187
                                 -----------    -----------
Operating income(loss)             (389,838)       646,001
                                 -----------    -----------

Nonoperating Income
 Income/Expense
 Interest income                     23,214         1,186
 Interest expense(loss)             (10,730)      (36,431)
                                 -----------    -----------
                                     12,484       (35,245)
                                 -----------    -----------
Income(loss)before
 income taxes                   $  (377,354)   $  610,756
                                 -----------    -----------

Income tax expense(credit)         (150,988)            0
                                 -----------    -----------
Net Income (Loss)                  (226,366)            0
                                 -----------    -----------
Pro Forma Information
  (see Note 4)
Income Before Taxes                       0       610,756
Provision for income
          taxes                           0       238,195
                                  -----------    -----------
  Net Income(Loss)              $         0       372,561
                                  ===========    ===========
Basic earnings(loss)
  per share                            (.05)          .12
                                  ===========    ===========
Weighted average
shares outstanding                4,185,200      3,087,600



                        Industrial Rubber Products, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                                         Three months ended
                                                            March 31,
                                                       -------------------------
                                                          1999          1998
Cash Flows from Operating Activities
  Net Income(Loss)                                  $ (226,366)      $  610,756
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Depreciation                                        167,101           75,870
   Amorization                                          14,819
   Deferred Taxes                                     (150,988)
   Changes in working capital components
     Net of effects from purchase of businesses
     (Increase)Decrease in:
        Receivables                                     26,891       (1,449,220)
        Inventories                                    166,968          144,334
        Prepaid expenses                              (349,342)         (29,157)
     Increase(Decrease) in:
        Accounts payable and accrued
          expenses                                      (9,465)         324,478
                                                    -----------       ----------
Net cash provided by (used in)
 operating activities                                 (360,382)        (322,939)
                                                    -----------       ----------

Cash Flows from Investing Activities
 Purchase of property & equipment                     (229,531)         (82,104)
 Increase in cash value of life insurance               (7,026)               0
 Proceeds from maturity of marketable
     debt securities                                 1,642,784                0
 Purchase of businesses                             (9,951,265)               0
 Other investing activities                            (64,582)               0
                                                    -----------       ----------
 Net cash used in investing activities              (8,609,620)         (82,104)
                                                   -----------       ----------

Cash Flows From Financing Activities
  Net proceeds (repayments) on short-
   term borrowings                                   7,000,000        1,109,227
  Proceeds from long-term borrowings                         0          300,000
  Principal payments on long-term
   borrowings                                         (182,602)        (113,672)
  Disbursements for loan origination fees              (35,000)               0
  Disbursements for common stock reacquired             (5,562)               0
  Dividends paid on common stock                                       (214,799)
  Advances from (repayments to)
    related party                                            0          133,000
                                                    -----------       ----------
Net cash provided by (used in)
 financing activities                                6,776,836        1,213,756
                                                    -----------       ----------
Net increase (decrease) in cash and
  cash equivalents                                  (2,193,166)         808,713

Cash and cash equivalents
  Beginning                                          2,715,966          132,344
                                                    -----------       ----------
  Ending                                            $  522,800      $   941,057
                                                    ===========       ==========
Supplemental Disclosures of Cash Flow
Information
  Cash payments for interest                        $   12,273       $   36,431
                                                    -----------       ----------
  Cash payments for income taxes                    $        0       $        0
                                                    ===========       ==========
Supplemental Schedule of Noncash
  Investing and Financing Activities
     Acquisition of business:
      Cash purchase price                            9,951,265

      Accounts receivable                            1,298,000
      Inventories                                    1,585,391
      Other current assets                              61,649
      Property and equipment                         6,899,475
      Excess if cost over net assets
        of acquired companies                          414,750
      Accounts payable assumed                        (308,000)
                                                    -----------
                                                     9,951,265
                                                    ===========




                        Industrial Rubber Products, Inc.
                     Notes to Condensed Financial Statements
                                  March 31,1999
                                   (Unaudited)

     Note 1. Basis of Presentation. The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 1999 and March 31, 1998 (b) the financial position at March 31, 1999 and (c) the cash flows for the three month periods ended March 31, 1999 and March 31, 1998. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB filed March 29, 1999.

     2. Related Company Transactions. As of March 31, 1999 the Company did not have any payables owed to Nelson Roofing, Inc., a company owned by the majority stockholder of the Company. The Company provides management and administrative services to Nelson Roofing, Inc. and receives a management fee for such services. Management fees invoiced to Nelson Roofing, Inc. amounted to $18,979 in the first quarter of 1999.

     The Company rents a house in Utah owned by the majority stockholder on a month to month basis. Total rent paid to the majority stockholder amounted to $8,460 in the first quarter of 1999.

     3. Stockholder's Equity. As described in Note 4 below, the Company through March 31, 1998 was taxed as an S Corporation. The Company made distributions in 1998 totaling $1,095,000 to its majority shareholder to enable him to pay income taxes on the Company's 1997 calendar year and 1998 first quarter income.

     Note 4. Income Taxes. The Company was an S corporation from January 1, 1989 until March 31, 1998. As an S corporation, the Company generally was not responsible for income taxes; instead, the then sole stockholder of the Company was taxed on the Company's taxable income.

     The pro forma information for income taxes as of March 31, 1998, represents the estimated income taxes that would have been reported had the Company filed federal and state income tax returns as a C corporation for the period ending March 31, 1998.

     Note 5. Earnings per share. Earnings per share are computed based upon the weighted average number of shares outstanding during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net Sales. The Company's net sales for the first quarter of 1999 of $1,631,671 showed a decrease of $2,185,105 from the $3,816,776 of sales in the same period in 1998. In the first quarter of 1998, the Company was making deliveries under a major pipelining contract for the Royal Oak Kemess project in the amount of approximately $1,720,000. The Company did not have any major projects in the first quarter of 1999. The Company discontinued operations at its Clearfield, Utah, production facility in December of 1998. The replacement facility, TJ Products in West Jordan, Utah, was acquired on January 20, 1999. The Company, therefore, experienced reduced sales from its Utah facilities in January of 1999 compared to the same period the previous year.

     The Company's order backlog on March 31, 1999, including ITW's Irathane Systems Division which was purchased on March 31, 1999, was approximately $2,675,000.

     Cost of Sales. Cost of sales as a percentage of net sales was 91.4% in the first quarter of 1999 compared with 72.2% in same quarter of 1998. The increase was due to the low sales volume and the effect of fixed overhead costs. During the first quarter of 1999 the Company continued to depreciate the assets from the Clearfield facility. These assets which were temporarily stored at the TJ Products facility are now being relocated to Case Grande, Arizona, where the Company is opening a new production facility, expected to be operational in June of 1999.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased from $415,187 in the first quarter of 1998, to $530,542 in the same quarter of 1999. The increase was due to the acquisition of TJ Products in January of 1999, which had first quarter selling, general and administrative expenses of $138,184. Selling, general and administrative expenses other than TJ Products decreased in the first quarter of 1999 compared to the same period of 1998 due to salary reductions and elimination of certain positions.

     Nonoperating Income and Expense. The major nonoperating expense, interest expense, decreased from $36,431 in the first quarter of 1998 to $10,730 during the same period of 1999. This was primarily due to lower short-term borrowing. Interest income increased from $1,186 in the first quarter of 1998 to $23,214 during the same period of 1999. This was due to the investment of the remaining proceeds of the Initial Public Offering.

     Net Income Before Taxes. Net income before tax for the period ended March 31, 1998, was $610.756, compared to a loss of $377,354 for the same period of 1999. The decrease was due to the lower sale volume and higher expenses explained above.

     Income Taxes. As discussed elsewhere in this Form 10-QSB, the Company was an S corporation until March 31, 1998, and as such was generally not responsible for income taxes. Instead, the then sole stockholder was taxed on the Company's taxable income. If the Company had paid income taxes as a C Corporation, its estimated income taxes during the first quarter of 1998 would have been $238,195, resulting in net income of $372,561. During the first quarter of 1999 the Company had an income tax credit of $150,988, resulting in a net loss of $226,366.

     Cash Flows. The Company's cash flows from operating activities showed cash used of $360,382, in the first quarter of 1999 compared with cash used of $322,939 in the same period of 1998. The first quarter of 1999 included a net loss of $226,366 and an increase in prepaids (from the TJ Products acquisition) of $349,342. These were partially offset by depreciation and an inventory reduction. The Company's cash flows from investing activities in the first quarter of 1999 included the use of $9,951,265 for the purchase of TJ Products on January 20, 1999 and ITW's Itathane Systems Division on March 31, 1999. This was partially offset by proceeds from the maturity of marketable securities, resulting in net cash used of $8,609,620. During the same period of 1998, $82,104 was used for the purchase of equipment. Net cash provided by financing activities in the first quarter of 1999 of $6,776,836 consists of a $7,000,000 bank loan to finance the purchase of the two businesses mentioned above reduced by principal payments on long term debt, loan orgination fees, and common stock repurchases. The net cash increase in the same quarter of 1998 consisted primarily of a $1,109,227 borrowing increase on the line of credit.

     Liquidity and Sources of Capital. On March 31, 1999, the Company had net working capital of $3,787,869, excluding a $7,000,000 six-month term loan from U.S. Bank National Association. The term loan was included in the Credit Agreement entered into by the Company and U.S. Bank on March 30, 1999. The Credit Agreement also included a $2,000,000 revolving loan, which had no outstanding balance as of March 31, 1999. Under the terms of the agreement, both equipment and real estate appraisals will be conducted and it is anticipated that the term loan will be converted to long-term debt prior to September 30, 1999. The proceeds of the loan, in addition to proceeds from the Initial Public Offering, were used to purchase the assets of TJ Products, on January 20, 1999, and Irathane Systems on March 31, 1999.

     Management believes that the availability of future borrowings under the Credit Agreement described above, along with cash flow from operations will be sufficient to fund operations and expansion plans of the Company for at least 12 months. In order to meet its need beyond 12 months, the Company may be required to raise additional capital.

     Impact of the Year 2000 issue. The Company has established a team to assess and address the possible exposures related to the Year 2000 (Y2K) issue and is in the initial assessment phase. It will be using both in-house personnel and outside resources to accomplish this task. The areas under investigation include business computer systems, production equipment, vendor readiness and contingency plans. The Company does not use internally developed computer software and is therefore not anticipating major reprogramming efforts. The Company's primary financial computing system has been assessed and is certified Y2K compliant. There are several ancillary applications that may not currently be Y2K compliant. The Company expects them to be compliant by mid-calendar 1999. The majority of the Company's personal computers are currently Y2K compliant. Those computers that may not currently be Y2K compliant are planned to be upgraded or replaced in the ordinary course of business. None of these replacements have been accelerated and the cost of replacements is not anticipated to have a material effect on the Company's financial statements. Equipment used for production or quality control does not use dates to control operations. The costs of this examination to date have been expensed as incurred and have not been material.

     The Company mailed questionnaires to each of its significant vendors and customers early in the second quarter of 1999 to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Y2K issues. It is anticipated that this assessment will be completed by the end of the second quarter of 1999. The Company anticipates developing a contingency plan once it has completed its assessment of significant vendor and customer compliance. The Company anticipates the assessment will be completed by the end of the third quarter of 1999. A contingency plan, if needed, will be developed during the second half of 1999 to minimize the Company's exposure to work slowdowns or business disruptions. In the event any vendors are not Y2K compliant, the Company may seek new vendors to meet its production needs. Any costs that may be incurred by the Company that are related to external Y2K issues are unknown at this time (other than the immaterial costs of the questionnaire itself). However, management expects that after reviewing and evaluating the responses to the survey, it will be able to complete an assessment of its Y2K exposure and estimate the costs associated with resolving any Y2K issues.

     Although the Company does not at this time expect a significant impact on its financial position, results of operations and cash flows, the assessment has not been completed and there can be no assurance that the systems of other companies will be converted on a timely basis and will not have a corresponding adverse effect on the Company.

PART II - OTHER INFORMATION

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

    (v) Amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered, for underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, other expenses and total expenses:

         Underwriter's Discount                   $472,500
         NASD Fee                                    1,305
         NASDAQ SmallCap Market Fee                 12,334
         Registration Fee                            2,375
         Printing Expenses                          23,645
         Legal Fees and Expenses                   100,841
         Accounting Fees and Expenses               70,000
         Blue Sky Fees and Expenses                 14,849
         Transfer Agent Fees and Expenses            3,152
         Underwriter's Nonaccountable
          Expense Allowance                        126,000
         Miscellaneous                               9,723 (estimate)

                                                  $836,724 (estimated total)

     (A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer and to affiliates of the issuer: None.

     (B) Direct or indirect payments to others: None.

     (vi) Net offering proceeds to the issuer after deducting the total expenses described in paragraph (f)(4) (v):

                  $5,463,276

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

         Repayment of short-term bank loan on 5/05/98                  $675,000
         Addition to working capital on 5/06/98:                       $126,500
         Purchase of Water Jet Equipment                               $118,500
         Acquisition of TJ Products                                  $1,600,000
         Acquisition of Irathane Systems                             $2,943,276

     The Company was able to develop the capability of selling iron castings through its representation of Ani Braken as described in the Company's Form 10-KSB filed March 29, 1999. The modest cost of obtaining this representation permitted a portion of the Initial Public Offering proceeds to be used in the TJ Products and Irathane Systems acquisitions. These acquisitions together provided the Company with rubber mixing, molding and calendaring capability, enhanced its product and process development and marketing capabilities and provided satellite facilities and excess equipment to operate additional satellite facilities. The acquisition of Irathane Systems also provided the Company with the ability to supply a full range of urethane molded and lined products consistent with its vertical expansion goals.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             Exhibit 11  Statement Re: Computation of Earnings per Share.

         (b) Reports on Forms 8-K.

     A report on Form 8-K was filed on February 4, 1999 regarding acquisition of certain of the assets of Sonwil Products, Inc. d/b/a/ TJ Products.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)


Date: May ___, 1999                                  /s/ John M. Kokotovich
                                               ---------------------------------
                                               John M. Kokotovich
                                               Chief Financial Officer


                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share

                                                              Three Months Ended
                                                                    March 31,
                                                               ----------------
                                                                      1999
                                                                   ----------
Primary and full diluted:
  Weighted average shares outstanding
    during the period                                                 4,185,200
                                                                      ----------
Net Income                                                           $( 226,366)
                                                                      ----------
Net income per share - basic                                         $     (.05)
                                                                      ==========
Net income per share - diluted:                                              n/a

     Net income per share is computed based upon the weighted average number of shares outstanding during the period. The Stock Options and Warrants discussed in the Company's Form SB-2 were antidilutive for the period ending March 31, 1999.