Form 10QSB
period 1999-06-30
INDUSTRIAL RUBBER PRODUCTS INC
filed 1999-08-16
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1999 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.X Yes No

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

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

Common Stock, $.001 Par Value - 4,162,000 shares as of July 31, 1999.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Industrial Rubber Products, Inc.
                            Condensed Balance Sheets
                       June 30, 1999 and December 31, 1998

                                              June  30      December 31
                                               1999              1998
                                             Unaudited
                                             ---------        ----------

Assets
Current Assets
  Cash and Cash equivalents                    $ 693,339      $ 2,715,966
  Marketable debt securities                           0        1,642,784
  Trade receivables, less allowances for
   doubtful accounts of $295,944 in 1999
   And $280,000 in 1998                        2,309,742           947,364
  Income Tax Refund Receivable                   233,300           254,200
  Inventories                                  1,602,081           408,731
  Prepaid expenses                               476,938            57,996
  Other receivables                              811,490                 0
  Deferred taxes                                 133,000           133,000
                                             -----------       -----------
  Total current assets                         6,259,890         6,160,041

Other Assets

   Cash value of life insurance                  149,894          135,166
   Loan origination fees                          35,000                0
   Equipment deposit                              74,116                0
   Non-Compete covenant                          150,000                0
   Goodwill                                      450,021                0
   Accumulated Amortization                      (31,601)               0
   Prepaid expenses                              189,996                0
   Other                                               0           23,884
                                             -----------      -----------
  Total other assets                           1,017,426          159,050


  Deferred Taxes                                 321,729          207,000


 Property Plant and Equipment
  Leasehold Improvements                          11,000                0
  Land                                           362,008           10,000
  Buildings                                    2,095,190          572,907
  Automotive equipment                           691,291          458,759
  Machinery and equipment                      7,064,400        2,030,453
                                             -----------      -----------
                                              10,223,889        3,072,119
Less Accumulated depreciation                  1,735,154        1,372,420
                                             -----------      -----------
Net Property and Equipment                     8,488,735        1,699,699
                                             -----------      -----------
                                            $ 16,087,780      $ 8,225,790
                                              ==========        =========

Liabilities and Stockholder's Equity

Current Liabilities
  Bank note payable                           $7,220,000        $      0
  Current maturities of
         long-term debt                           54,276         174,263
  Due to related party (Note 2)                        0               0
  Accounts payable                             1,237,244         485,493
  Accrued expenses                               690,387         547,034
                                             -----------     -----------
         Total current liabilities             9,201,907       1,206,790

                                             -----------     -----------
Long-term Debt, less current
  maturities                                     393,002         329,108
                                             -----------     -----------
Stockholder's Equity (Note 3)
  Common stock, $.001 par value;
   authorized 25,000,000 shares;
   issued 4,194,000 shares                         4,194           4,194
  Additional paid-in capital                   5,605,832       5,605,832
 Cumulative Translation Adjustment
      (Note 6)                                     5,384               0
  Retained earnings                              914,395       1,090,605
                                             -----------     -----------
                                               6,529,805       6,700,631
   Less cost of shares of common
    Stock reacquired                              36,934          10,739

Total Stockholder's Equity                     6,492,871       6,689,892
                                             -----------     -----------
                                            $ 16,087,780     $ 8,225,790
                                               =========       =========

         See notes to the condensed financial statements.

                        Industrial Rubber Products, Inc.
                         Condensed Statements of Income
                                   (Unaudited)

                        Three months ended               Six months ended
                           June  30,                         June 30,
                      ---------------------              ------------------
                          1999           1998              1999          1998
                          ----            ----             -----         ----
Net Sales              $4,322,763    $ 3,405,206    $ 5,954,434    $ 7,221,982
Cost of Sales           3,090,826      2,706,870      4,581,793      5,462,458
                      -----------    -----------    -----------    -----------
    Gross profit        1,231,937        698,336      1,372,641      1,759,524

Selling, general and
 administrative
 expenses                 999,237        483,237      1,529,779       898,424
                      -----------    -----------    -----------   -----------
Operating income
     (loss)               232,700        215,099       (157,138)      861,100
                      -----------    -----------    -----------   -----------

Nonoperating Income
 Expense
  Interest income           1,563        122,518         24,777       123,704
  Interest expense       (148,319)       (58,306)      (159,049)      (94,737)
  Loss on Disposal
    of assets                (234)             0           (234)            0
                       -----------   -----------     ----------      -----------
                         (146,990)        64,212       (134,506)       28,967
                       -----------   -----------    -----------      -----------
Income (Loss) before
    taxes                $ 85,710        279,311       (291,644)      890,067
                       -----------   -----------    -----------      -----------

Income tax expense
   (credit)                35,554        111,726       (115,434)      111,726
                      -----------     -----------    -----------     -----------
Net Income (Loss) before
 Pro Forma Taxes           50,156        167,585        (176,210)     778,341
                      -----------     -----------    -----------     -----------
Provision for Pro
 forma income taxes
 (see Note 4)                   0              0              0        238,195
                      -----------     -----------    -----------     -----------
 Net Income (Loss)       $ 50,156        167,585       (176,210)       540,146
                         ========        =======       =========      ========
Basic earnings (loss)
 per  share
 (See Note 5)                 .01             .04          (.04)           .16
                       ===========    ===========    ===========    ===========
Weighted average
shares outstanding      4,183,401       3,875,538      4,183,495      3,402,197


See notes to the condensed financial statements.


                        Industrial Rubber Products, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                                       Six months ended
                                                             June 30,
                                                    -------------------------
                                                       1999          1998
Cash Flows from Operating Activities
  Net Income (Loss)                              $ (176,210)         $ 778,341
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
      Depreciation                                  362,734             158,394
      Amortization                                   31,601                   0
      Deferred Taxes                               (114,729)                  0
   Changes in working capital components
     (Increase)Decrease in:
        Receivables                                (227,773)           (976,501)
        Inventories                                 307,161              400,639
        Prepaid expenses                           (579,713)              24,237
     Increase(Decrease) in:
        Accounts payable and accrued
          expenses                                    77,212             379,259
                                                -----------           ----------
Net cash provided by (used in)
 operating activities                               (319,717)            764,369
                                                   ---------         -----------

Cash Flows from Investing Activities
  Purchase of property & equipment                    (252,294)        (479,077)
  Proceeds from maturity of
    marketable debt securities                       1,642,784                0
   Purchase of businesses                           (9,962,652)               0
  Receipts from (advances to) related
    party                                                   0                 0
  (Increase) decrease in cash value
    of life insurance                                  (14,728)          (1,500)
   Other investing activities                          (74,116)               0
                                                   -----------       -----------
Net Cash provided by (used in)
 investing activities                               (8,661,006)        (480,577)
                                                   -----------        ----------

Cash Flows From Financing Activities
  Net proceeds of Stock Offering                      0               5,473,369
  Net proceeds (repayments) on short-
   term borrowings                                  7,220,000          (301,000)
  Proceeds from long-term borrowings                  0                 320,000
  Principal payments on long-term
   borrowings                                        (206,093)          (77,620)
   Disbursements for loan
    origination fees                                  (35,000)                0
   Disbursements for common
    stock reacquired                                  (26,195)                0
  Increase in excess of outstanding
   checks over bank balance                             0                     0
  Dividends paid on common stock
        (See Note 3)                                    0            (1,095,000)
  Advances from (repayments to)
    related party                                       0              (106,825)
                                                    -----------       ----------
Net cash provided by (used in)
 financing activities                                6,952,712        4,212,924

(Increase) Decrease in Foreign
    Currency Adjustment (Note 6)                         5,384               0

Net increase (decrease) in cash and
  cash equivalents                                  (2,022,627)       4,496,716

Cash and cash equivalents
  Beginning                                          2,715,966          132,344
                                                    ----------       ----------
  Ending                                             $ 693,339    $   4,629,060
                                                    ==========       ==========
Supplemental Disclosures of Cash Flow
Information
  Cash payments for interest                       $   114,023      $   94,737
                                                    ==========       ==========
  Cash payments for income taxes                   $   0            $  257,179
                                                    ==========       ==========

         See notes to the condensed financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities

    Acquisition of business
       Cash purchase price                 $   9,962,652

       Accounts Receivable                    1,113,705
       Other receivables                        811,490
       Inventories                            1,500,511
       Other current assets                      29,226
       Property and Equipment                 6,899,475
       Excess of cost over net assets
          of Acquired companies                 426,137
       Accounts payable and accrued
           items assumed                       (817,892)
                                           --------------
                                          $   9,962,652

                        Industrial Rubber Products, Inc.
                     Notes to Condensed Financial Statements
                                       June 30, 1999
                                        (Unaudited)

     Note 1. Basis of Presentation. The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended June 30, 1999 and June 30, 1998 (b) the results of operations for the six months ended June 30, 1999 and June 30, 1998 (c) the financial position at June 30, 1999 and (d) the cash flows for the six month periods ended June 30, 1999 and June 30, 1998. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB filed March 29, 1999.

     Note 2. Related Company Transactions. As of June 30, 1999, the Company had no outstanding payables to Nelson Roofing, Inc., a company owned by the majority stockholder of the Company. The Company also provides management and administrative services for Nelson Roofing, Inc., and receives a management fee for such services. Management fees invoiced to Nelson Roofing, Inc. amounted to $36,561 in the second quarter of 1999. Management fees for the six-month period ending June 30, 1999, amounted to $55,450.

     The Company rents a house in Utah owned by the majority stockholder on a month to month basis. Total rent paid to the majority stockholder amounted to $8,460 in the second quarter of 1999. Rent paid for the six-month period ending June 30, 1999, amounted to $16,920.

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

     The pro forma information for income taxes as of March 31, 1998 represents the estimated income taxes that would have been reported had the Company filed federal and state income tax returns as a C Corporation for the period ending March 31, 1998.

     Note 5. Earnings per share. Earnings per share are computed based upon the weighted average number of shares outstanding during the period.

     Note 6. Total comprehensive income. For the six month period ended June 30, 1999, total comprehensive income/loss was a loss of $172,886. For the quarter ended June 30,1999 total comprehensive income was $53,480. The difference between total comprehensive income and net income was due to foreign currency transaction adjustment net of tax.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net Sales. Net sales for the second quarter of 1999 of $4,322,763 compares with $3,405,206 in the same quarter of 1998. The increase in sales compared with 1998 relates to the acquisition of certain of the assets of the Irathane Systems Division of Illinois Tool Works, Inc., (Irathane Systems) which accounted for approximately $2,600,000 in net sales, and the acquisition of certain of the assets of Sonwil Products, Inc., d/b/a TJ Products (TJ Products) which accounted for approximately $800,000 in net sales. These increases were partially offset by the absence of any major pipe-lining projects. The performance of and the timing of shipments under these large pipe-lining contracts cause fluctuations in the Company's quarterly operating results.

     Net sales for the six month period ending June 30, 1999, of $5,954,434 compares with $7,221,982 in the same period in 1998. The decrease in sales compared with 1998 results from the absence of major pipe lining projects, partially offset by additional net sales from the 1999 acquisitions which were approximately $2,600,000 from Irathane Systems and $1,350,000 from TJ Products.

     The  Company's  order  backlog on  June  30, 1999,  was  approximately
$2,030,000.

     Cost of Sales. Cost of sales as a percentage of net sales was 71.5% in the second quarter of 1999 compared with 79.5% in same quarter of 1998. The decrease was the result of above average costs on the Batu-Hijau project in the 1998 period. Gross profit improved from 20.5% of net sales in the second quarter of 1998 to 28.5% of net sales in the second quarter of 1999. In dollar terms, gross profit increased from $698,336 in the second quarter of 1998, to $1,231,937 in the second quarter of 1999.

     For the first six months of 1999 the cost of sales was 76.9% of net sales compared with 75.6% for the same period in 1998. Gross profit decreased from 24.4% of net sales, $1,759,524, for the first six months of 1998 to 23.1% of net sales, $1,372,641, for the same period in 1999.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased from $483,237 (14.2% of net sales) in the second quarter of 1998, to $999,237 (23.1% of net sales) in the same quarter of 1999. For the six month period ending June 30, these expenses increased from $898,424 (12.4% of net sales) in 1998, to $1,529,779 (25.7% of net sales) in
1999. These increases were due primarily to increased staffing, additions of administrative personnel related to the Company's Initial Public Offering and the acquisition of Irathane Systems and TJ Products.

     Nonoperating Income and Expense. The major nonoperating expense, interest expense, increased from $58,306 in the second quarter of 1998 to $148,319 in 1999. This was due to $7 million dollars of bank borrowings to finance the Irathane Systems acquisition. Nonoperating interest income decreased from $122,518 in the second quarter of 1998, to $1,563 in the same quarter of 1999. In 1998, interest was earned on the proceeds of the initial public offering. These proceeds were used during the first quarter of 1999 reducing interest earned in the first half of 1999 compared to 1998. The result of all these factors was income of $64,212 from all nonoperating activities for the second quarter of 1998 compared an expense from all nonoperating activities of $146,990 in the same quarter in 1999.

     For the first six months interest expense increased from $94,737 in 1998, to $159,049 in 1999. Interest income decreased from $123,704 in 1998 to $24,777 in 1999. The result was an income from all nonoperating activities of $28,967 in 1998 compared with an expense from all nonoperating activities of $134,506 in the same period in 1999.

     Net Income. Net income (before tax) for the second quarter of 1998 was $279,311 (8.2% of net sales) and compares with $85,710 (2.0% of net sales) for the same quarter in 1999. The decrease from 1998 was due primarily to extraordinary costs and integration issues for the Irathane Systems and TJ Products acquisitions. Net income (before tax) for the six month period ending June 30, 1998, of $890,067 (12.3% of net sales), compared with a loss of $291,644 for the same period in 1999.

     Income Taxes. As discussed elsewhere in this Form 10-QSB, the Company was an S corporation until March 31, 1998, and as such was generally not responsible for income taxes. Instead, the then sole stockholder was taxed on the Company's taxable income. Income taxes during the second quarter of 1998 were $111,726. In the second quarter of 1999, were $35,554.

     It is estimated that income taxes for the six months ending June 30, 1998, would have been $349,921 compared with a credit of $115,434 for the same period in 1999.

     Cash Flows. The Company's cash flows from operating activities showed net cash used of $319,717 for the first six months of 1999. Working capital component changes accounted for net usage of $429,113, with prepaid expenses for the TJ Pproducts acquisition totaling nearly $400,000. During the same period in 1998, net cash provided from operations was $764,369, nearly the same amount as net income during the period.

     The Company showed net cash used in investing activities of $8,661,006 in the first six months of 1999. This resulted from $9,962,652 for the purchase of TJ Products and Irathane Systems partially offset by proceeds from marketable securities of $1,642,784. By comparison, the first six months of 1998 showed net cash used of $480,577, nearly all for the purchase of new equipment.

     The Company's cash flows from financing activities reflects the proceeds of a $7 million dollar bridge loan for the Irathane Systems acquisition from U.S. Bank on March 30, 1999. This item accounted for nearly all of the $6,952,712 of the net cash provided from financing activities for the six month period. During the same period in 1998, $4,212,924 of net cash was provided by financing activities. This was the result of the net proceeds of the Initial Public Offering, less the dividend payment referenced above.

Liquidity and Sources of Capital.

     At June 30, 1999, the Company had working capital of $4,057,983, excluding a $7,000,000 bank note which will be reissued as a long-term note on or before September 30, 1999. As disclosed elsewhere in this Form 10-QSB, the Company used the proceeds of this borrowing to purchase the assets of ITW's Irathane System division on March 31, 1999. Management believes that the conversion of this note, cash flow from operations, and other bank borrowings will be sufficient to fund operations and expansion plans of the Company for at least 12 months. In order to meet its needs beyond 12 months, the Company may be required to raise additional capital.

Impact of the Year 2000 Issue

     The Company has established a team to assess and address the possible exposures related to the Year 2000 (Y2K) issue and has progressed through the assessment phase. It will be using both in-house personnel and outside resources to accomplish this task. The areas under investigation include business computer systems, production equipment, vendor readiness and contingency plans. The Company does not use internally developed computer software and is therefore not anticipating major reprogramming efforts. The Company's primary financial computing system has been assessed and is certified Y2K compliant. There are several ancillary applications that may not be currently Y2K compliant. The
Company expects them to be compliant by the end of the third quarter. The majority of the Company's personal computers are currently Y2K compliant. Those computers that may not be currently Y2K compliant are planned to be upgraded or replaced in the ordinary course of business. None of these replacements have been accelerated and the cost of replacement is not anticipated to have a material effect on the Company's financial statements. Equipment used for production or quality control do not use dates to control operations. The costs of this examination to date have been expensed as incurred and have not been material.

     The Company mailed questionnaires to each of its significant vendors and customers early in the second quarter of 1999 to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Y2K issues. The assessment is currently being completed. The Company anticipates developing a contingency plan once it has completed its assessment of significant vendor and customer compliance. The Company anticipates the assessment will be completed early in the third quarter. A contingency plan, if needed, will be developed during the second half of 1999 to minimize the Company's exposure to work slowdowns or business disruptions. In the event any vendors are not Y2K compliant, the Company may seek new vendors to meet its production needs. Any costs that may be incurred by the Company that are related to external Y2K issues are unknown at this time (other than the immaterial costs of the questionnaire itself). However, management expects that after reviewing and evaluating the responses to the survey, it will be able to complete an assessment of its Y2K exposure and estimate the costs associated with resolving any Y2K issues.

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

    (v) Amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered, for underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, other expenses and total expenses:

         Underwriter's Discount                   $472,500
         NASD Fee                                    1,305
         NASDAQ SmallCap Market Fee                 12,344
         Registration Fee                            2,375
         Printing Expenses                          23,645
         Legal Fees and Expenses                   100,841
         Accounting Fees and Expenses               70,000
         Blue Sky Fees and Expenses                 14,849
         Transfer Agent Fees and Expenses            3,152
         Underwriter's Nonaccountable
             Expense Allowance                     126,000
         Miscellaneous                               9,723

                                                  $836,724



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

     (vi) Net offering proceeds to the issuer after deducting the total expenses described in paragraph (3)(v):

                  $5,463,276

     (vii) From the effective date of the Securities Act registration statement to the ending date of the reporting period, the amount of net offering proceeds to the issuer used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchase of real estate; acquisition of other business; repayment of indebtedness; working capital; temporary investments (which should be specified); and any other purposes for which at least five percent of the issuer's total offering proceeds or $100,000 (whichever is less) has been used:

         Repayment of short-term bank loan on 5/05/98                 $675,000
         Addition to working capital on 5/06/98:                      $126,500
         Purchase Water Jet Equipment                                 $118,500
         Acquisition of TJ Products 1/20/99                         $1,600,000
         Acquisition of Irathane Systems 3/31/99                    $2,943,276

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

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its first Annual Meeting as a publicly held company on May 25, 1999. Proxies for the meeting were solicited by management pursuant to Regulation 14A of the Exchange Act. All five of the Company's then serving directors were reelected without contest. Specifically, Daniel O. Burkes, Christopher M. Liesmaki, Paul A. Friesen, James D. MacKay and John R. Ryan Jr. were elected to serve until the next annual meeting of shareholders.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             Exhibit 11  Statement Re: Computation of Earnings per Share.
             Exhibit 27  Financial Data Schedule

         (b) Reports on Forms 8-K.

     A report on Form 8-KA was filed on April 2, 1999 regarding the acquisition of TJ Products.

     A report on Form 8-K was filed on April 12, 1999 regarding the acquisition of Irathane Systems.

              A report on Form 8-KA was filed on June 16, 1999 and July 9, 1999 regarding the acquisition of Irathane Systems.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)


Date: August 16, 1999          /s/ John M. Kokotovich
                                               ---------------------------------
                                               John M. Kokotovich
                                               Chief Financial Officer


                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share

                                                               Six Months Ended
                                                                  June 30,
                                                               ----------------
                                                                      1999
                                                                   ----------
Net income Per Share - basic:
  Weighted average shares outstanding
    during the period                                                4,183,945
                                                                    ----------
Net Income (Loss)                                                 $   (176,210)
                                                                    ----------
Net income (loss) per share - basic                                 $    (.04)
                                                                    ==========
Net income per share - diluted:                                           n/a

     Net income per share is computed based upon the weighted  average number of
shares  outstanding   during  the  period.   Stock  options  and  warrants  were
antidilutive for the period ending June 30, 1999.