Form 10QSB
period 1999-09-30
INDUSTRIAL RUBBER PRODUCTS INC
filed 1999-11-12
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1999 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

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

Common Stock, $.001 Par Value - 4,144,000 shares as of October 31, 1999.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Industrial Rubber Products, Inc.
                            Condensed Balance Sheets
                    September 30, 1999 and December 31, 1998

                                                     September 30    December 31
                                                         1999            1998
                                                      Unaudited
                                                     ------------     ----------

Assets
Current Assets
  Cash and Cash equivalents .................     $    963,605      $  2,715,966
  Marketable debt securities ................                0         1,642,784
  Trade receivables, less allowance for
   doubtful accounts of $308,090 in 1999
   And $280,000 in 1998 .....................        2,617,828           947,364
  Income Tax Refund Receivable ..............                0           254,200
  Inventories ...............................        1,357,233           408,731
  Prepaid expenses ..........................          468,375            57,996
  Deferred taxes ............................          133,000           133,000
                                                  ------------      ------------
  Total current assets ......................        5,540,041         6,160,041

Other Assets

   Cash value of life insurance .............          151,558           135,166
   Loan origination fees ....................           35,000                 0
   Non-Compete covenant .....................          150,000                 0
   Goodwill .................................          666,983                 0
   Accumulated Amortization .................          (48,502)                0
   Prepaid expenses .........................          159,186                 0
   Other ....................................                0            23,884
                                                  ------------      ------------
  Total other assets ........................        1,114,225           159,050


  Deferred Taxes ............................          521,192           207,000


 Property Plant and Equipment
  Leasehold Improvements ....................           11,000                 0
  Land ......................................          532,761            10,000
  Buildings .................................        2,021,629           572,907
  Automotive equipment ......................          634,935           458,759
  Machinery and equipment ...................        6,860,495         2,030,453
                                                  ------------      ------------
                                                    10,060,820         3,072,119
Less Accumulated depreciation ...............        1,973,382         1,372,420
                                                  ------------      ------------
Net Property and Equipment ..................        8,087,438         1,699,699
                                                  ------------      ------------
                                                  $ 15,262,896      $  8,225,790
                                                  ============      ============

Liabilities and Stockholder's Equity

Current Liabilities
  Bank note payable .........................     $  7,000,000      $          0
  Current maturities of
         long-term debt .....................           54,538           174,263
  Accounts payable ..........................          916,345           485,493
  Accrued expenses ..........................          762,437           547,034
                                                  ------------      ------------
         Total current liabilities ..........        8,733,320         1,206,790

                                                  ------------      ------------
Long-term Debt, less current
  maturities ................................          386,829           329,108
                                                  ------------      ------------
Stockholder's Equity (Note 3)
  Common stock, $.001 par value;
   authorized 25,000,000 shares;
   issued 4,194,000 shares ..................            4,194             4,194
  Additional paid-in capital ................        5,605,832         5,605,832
 Cumulative Translation Adjustment
      (Note 6) ..............................            8,348                 0
  Retained earnings .........................          613,995         1,090,605
                                                  ------------      ------------
                                                     6,232,369         6,700,631
   Less cost of shares of common
    Stock reacquired ........................           89,622            10,739

Total Stockholder's Equity ..................        6,142,747         6,689,892
                                                  ------------      ------------
                                                  $ 15,262,896      $  8,225,790
                                                  ============      ============

         See notes to the condensed financial statements.

                        Industrial Rubber Products, Inc.
                         Condensed Statements of Income
                                   (Unaudited)

                          Three months ended             Nine months ended
                             September 30,                 September 30,
                         ---------------------          ------------------
                          1999           1998           1999          1998
                          ----            ----          -----         ----
Net Sales              $3,639,396    $ 1,691,024    $ 9,593,830    $ 8,913,006
Cost of Sales           3,067,080      1,369,366      7,648,873      6,831,824
                      -----------    -----------    -----------    -----------
    Gross profit          572,316        321,658      1,944,957      2,081,182

Selling, general and
 administrative
 expenses                 930,406        523,973      2,460,185      1,422,397
                      -----------    -----------    -----------    -----------
Operating income
     (loss)              (358,090)      (202,315)      (515,228)       658,785
                      -----------    -----------    -----------    -----------

Nonoperating Income
 Expense
  Interest income           7,143         61,323         31,920       185,027
  Interest expense       (151,760)       (27,288)      (310,809)     (122,025)
  Loss on Disposal
    of assets                   0              0           (234)            0
                       -----------   -----------     ----------      -----------
                         (144,617)        34,035       (279,123)       63,002
                       -----------   -----------    -----------      -----------
Income (Loss) before
    taxes                (502,707)      (168,280)      (794,351)      721,787
                       -----------   -----------    -----------      -----------

Income tax expense
   (credit)              (202,307)       (67,312)      (317,741)       44,414
                      -----------     -----------    -----------     -----------
Net Income (Loss) before
 Pro Forma Taxes         (300,400)      (100,968)       (476,610)     677,373
                      -----------     -----------    -----------     -----------
Provision for Pro
 forma income taxes
 (see Note 4)                   0              0              0        238,195
                      -----------     -----------    -----------     -----------
 Net Income (Loss)       (300,400)      (100,968)      (476,610)       439,178
                         ========        =======       =========      ========
Basic earnings (loss)
 per  share
 (See Note 5)                (.07)           (.02)         (.11)           .12
                       ===========    ===========    ===========    ===========
Weighted average
shares outstanding      4,158,065       4,194,000      4,175,223      3,672,462


See notes to the condensed financial statements.


                        Industrial Rubber Products, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                                      Nine months ended
                                                         September 30,
                                                    -------------------------
                                                       1999          1998
Cash Flows from Operating Activities
  Net Income (Loss) ......................   $  (476,610)   $   677,373
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
      Depreciation .......................       600,962        264,420
      Amortization .......................        48,502              0
      Deferred Taxes .....................      (314,192)             0
   Changes in working capital components
     (Increase)Decrease in:
        Receivables ......................      (302,559)       274,893
        Inventories ......................       552,009        528,465
        Prepaid expenses .................      (540,339)        36,170
     Increase(Decrease) in:
        Accounts payable and accrued
          expenses .......................       (42,710)      (472,293)
                                             -----------    -----------
Net cash provided by (used in)
 operating activities ....................      (474,937)     1,309,028
                                             -----------    -----------

Cash Flows from Investing Activities
  Disbursements for short term investments             0     (2,433,016)
  Purchase of property & equipment .......      (327,426)      (554,767)
  Proceeds from maturity of
    marketable debt securities ...........     1,642,784              0
  Purchase of businesses .................    (9,282,735)             0
  Decrease in other assets ...............        23,884              0
  (Increase) decrease in cash value
    of life insurance ....................       (16,392)        (9,107)
                                             -----------    -----------
Net Cash provided by (used in)
 investing activities ....................    (7,959,885)    (2,996,890)
                                             -----------    -----------

Cash Flows From Financing Activities
  Net proceeds of Stock Offering .........             0      5,460,733
  Net proceeds (repayments) on short-
   term borrowings .......................     7,000,000     (1,135,000)
  Proceeds from long-term borrowings .....             0        320,000
  Principal payments on long-term
   borrowings ............................      (212,004)      (141,223)
   Disbursements for loan
    origination fees .....................       (35,000)             0
   Disbursements for common
    stock reacquired .....................       (78,883)             0
  Increase in excess of outstanding
   checks over bank balance ..............             0              0
  Dividends paid on common stock
        (See Note 3) .....................             0     (1,095,000)
  Advances from (repayments to)
    related party (See Note 2)............             0       (106,825)
                                             -----------    -----------
Net cash provided by (used in)
 financing activities ....................     6,674,113      3,302,685

(Increase) Decrease in Foreign
    Currency Adjustment (Note 6) .........         8,348              0

Net increase (decrease) in cash and
  cash equivalents .......................    (1,752,361)     1,614,823

Cash and cash equivalents
  Beginning ..............................     2,715,966        132,344
                                             -----------    -----------
  Ending .................................   $   963,605    $ 1,747,167
                                             ===========    ===========
Supplemental Disclosures of Cash Flow
Information
  Cash payments for interest .............   $   264,169    $   122,025
                                             ===========    ===========
  Cash payments for income taxes .........   $         0    $   257,179
                                             ===========    ===========

         See notes to the condensed financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities

    Acquisition of business
       Cash purchase price                 $  9,282,735

       Accounts Receivable                    1,113,705
       Inventories                            1,500,511
       Other current assets                      29,226
       Property and Equipment                 6,661,275
       Excess of cost over net assets
          of Acquired companies                 666,983
       Accounts payable and accrued
           items assumed                       (688,965)
                                           --------------
                                          $   9,282,735

                        Industrial Rubber Products, Inc.
                     Notes to Condensed Financial Statements
                               September 30, 1999
                                   (Unaudited)

     Note 1. Basis of Presentation. The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended September 30, 1999 and September 30, 1998 (b) the results of operations for the nine months ended September 30, 1999 and September 30, 1998 (c) the financial position at
September 30, 1999 and (d) the cash flows for the nine month periods ended September 30, 1999 and September 30, 1998. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB filed March 29, 1999.

     Note 2. Related Company Transactions. As of September 30, 1999, the Company had no outstanding payables to Nelson Roofing, Inc., a company owned by the majority stockholder of the Company. The Company also provides management and administrative services for Nelson Roofing, Inc., and receives a management fee for such services. Management fees invoiced to Nelson Roofing, Inc. amounted to $36,561 in the third quarter of 1999. Management fees for the nine-month period ending September 30, 1999, amounted to $92,011.

     The Company rents a house in Utah owned by the majority stockholder on a month to month basis. Total rent paid to the majority stockholder amounted to $8,460 in the third quarter of 1999. Rent paid for the nine-month period ending September 30, 1999, amounted to $25,380.

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

     Note 6. Total comprehensive income. For the nine month period ended September 30, 1999, total comprehensive income/loss was a loss of $471,601. For the quarter ended September 30, 1999 total comprehensive loss was $298,622. The difference between total comprehensive income and net income was due to foreign currency transaction adjustment net of tax.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net Sales. Net sales for the third quarter of 1999 of $3,639,396 compares with $1,691,024 in the same quarter of 1998. The increase in sales compared with 1998 relates to the acquisition of certain of the assets of the Irathane Systems Division of Illinois Tool Works, Inc., (Irathane Systems) which accounted for approximately $2,000,000 in net sales during the quarter, and the acquisition of certain of the assets of Sonwil Products, Inc., d/b/a TJ Products (TJ Products) which accounted for approximately $750,000 in net sales. These increases were partially offset by the absence of any major pipelining projects. The performance of and the timing of shipments under these large pipelining contracts cause fluctuations in the Company's quarterly operating results.

     Net sales for the nine month period ending September 30, 1999, of $9,593,830 compares with $8,913,006 in the same period in 1998. The 1999 period includes net sales from the Irathane Systems acquisition of approximately $4,648,000 and about $2,140,000 from the TJ Products acquisition. These increases were offset by the absence of any major pipelining projects in 1999.

     The Company's order backlog on September 30, 1999, was approximately $1,411,000.

     Cost of Sales. Cost of sales as a percentage of net sales was 84.3% in the third quarter of 1999 compared with 81.0% in same quarter of 1998. The increase was the result of low margins at TJ Products, which had cost of sales of 96.5% for the quarter. Cost of sales without TJ Products was 81.0% for the quarter, the same as the third quarter of 1998. Gross profit decreased from 19.0% of net sales in the third quarter of 1998 to 15.7% of net sales in the same quarter of 1999. In dollar terms, gross profit increased from $321,658 in the third quarter of 1998, to $572,316 in the third quarter of 1999.

     For the first nine months of 1999 the cost of sales was 79.7% of net sales compared with 76.7% for the same period in 1998. Again, the increase was the result of TJ PRoducts, which had cost of sales of 91.6% for the nine-month period. Excluding TJ Products, cost of sales for the nine month period was 76.3%, nearly the same as the nine month period of 1998. Gross profit decreased from 23.3% of net sales, $2,081,182, for the first nine months of 1998 to 20.3% of net sales, $1,944,957, for the same period in 1999.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased from 31.0% of net sales in the third quarter of 1998, to 25.6% of net sales in the same quarter of 1999. In dollar terms, the expenses increased from $523,973 in 1998, to $930,406 for the third quarter of 1999. For the nine month period ending September 30, these expenses increased from $1,422,397 (16.0% of net sales) in 1998, to $2,460,185 (25.6% of net sales)
in 1999. These increases were due primarily to increased staffing related to the Company's Initial Public Offering and from overhead associated with the TJ Products and Irathane Systems acquisitions.

     Nonoperating Income and Expense. The major nonoperating expense, interest expense, increased from $27,288 in the third quarter of 1998 to $151,760 in the same quarter of 1999. This increase was the result of the $7 million dollar bank note entered into on March 30 1999, to finance the acquisition of Irathane Systems. For the quarter, interest income decreased from $61,323 in 1998 to $7,143 in 1999. The 1998 interest income reflects the investment of the initial public offering proceeds, which were used primarily for acquisitions in the first quarter of 1999.

     For the nine months ended September 30, interest expense increased from $122,025 in 1998, to $310,809 in 1999. Again the $7 million bank note was the primary reason. Interest income decreased from $185,027 in 1998 to $31,920 in 1999. This decrease results from the initial public offering proceeds, which were earning interest in 1998 prior to be used in the first quarter of 1999.

     Net Income. The net loss (before tax) for the third quarter of 1999 was $502,707 (13.8% of net sales) and compares with $168,280 (10% of net sales) for the same quarter in 1998. The third quarter loss was due primarily to reduced sales to major taconite mining customers during August and September because of their production shutdowns. The net loss (before tax) for the nine-month period ending September 30 of $794,351, compares to net income (before tax) of $721,787 in the same period in 1998.

     Income Taxes. As discussed elsewhere in this Form 10-QSB, the Company was an S corporation until March 31, 1998, and as such was generally not responsible for income taxes. Instead, the then sole stockholder was taxed on the Company's taxable income. Income taxes for the third quarter of 1999 loss resulted in a credit of $202,307, compared with a credit of $67,312 for the same quarter of 1998.

     It is estimated that income taxes for the nine months ending September 30, 1998, would have been $282,609 compared with a credit of $317,741 for the same period in 1999.

     Cash Flows. The Company's cash flows from operating activities showed net cash used of $474,937 for the first nine months of 1999. This compares with $1,309,028 provided by operations in the same period in 1998. The major differences were the net loss of $476,610 in 1999 compared with net income of $677,373 in 1998, and working capital requirements of $462,526 in 1999 compared with $367,235 provided by working capital in 1998.

     The Company showed net cash used in investing activities of $7,959,885 in the first nine months of 1999, compared with $2,996,890 in the same period of 1998. This increase is the result of $9,282,735 for the purchase of TJ Products and Irathane Systems, partially offset by proceeds from marketable securities of $1,642,784.

     The Company's cash flows from financing activities for the first nine months of 1999 were $6,674,113, which includes $7,000,000 of bank borrowings on March 30, 1999. This compares with $3,302,685 during the same period of 1998 which includes proceeds of the initial public stock offering of $5,460,733 partially offset by dividends of $1,095,000 and repayments on short-term borrowings of $1,135,000.

Liquidity and Sources of Capital.

     At September 30, 1999, the Company had working capital of $3,806,721, excluding a $7,000,000 bank note which has been extended to March 31, 2000. As disclosed elsewhere in this Form 10-QSB, the Company used the proceeds of this borrowing to purchase the assets of ITW's Irathane System division on March 31, 1999. Management believes that the conversion of this note to long-term borrowing, cash flow from operations, and other bank borrowings will be sufficient to fund operations and expansion plans of the Company for at least 12 months. In order to meet its needs beyond 12 months, the Company may be required to raise additional capital.

Impact of the Year 2000 Issue

     The Company has established a team to assess and address the possible exposures related to the Year 2000 (Y2K) issue. It has used both in-house personnel and outside resources to accomplish this task. The areas reviewed include business computer systems, production equipment, vendor readiness and contingency plans. The Company does not use internally developed computer software and is therefore not anticipating major reprogramming efforts. The Company's primary financial computing system has been assessed and is certified Y2K compliant. There are several ancillary applications that are not currently Y2K compliant, but will be made compliant during the fourth quarter. These include upgrades of office product software for several personal computers. The majority of the Company's personal computers are Y2K compliant. Those that are not are planned to have fourth quarter upgrades or replaced in the ordinary course of business. None of these replacements have been accelerated and the cost of replacement will not to have a material effect on the Company's financial statements. Equipment used for production or quality control do not use dates to control operations. The costs of this examination to date have been expensed as incurred and have not been material.

     The Company has mailed questionnaires to each of its significant suppliers and customers to assess the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Y2K issues. The assessment has been completed and the Company has determined that its exposure is minimal and alternative arrangements are available if necessary. The Company has therefore determined that a formal contingency plan will not be necessary.

     The Company does not at this time expect a significant impact on its financial position, results of operations and cash flows, however there can be no assurance that the systems of other companies have been properly assessed and reported and will not have a corresponding adverse effect on the Company.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             Exhibit 11  Statement Re: Computation of Earnings per Share.
             Exhibit 27  Financial Data Schedule

         (b) Reports on Forms 8-K.

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)


Date: November 10, 1999                         /s/ John M. Kokotovich
                                               ---------------------------------
                                               John M. Kokotovich
                                               Chief Financial Officer


                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share

                                                               Nine Months Ended
                                                                 September 30,
                                                               ----------------
                                                                      1999
                                                                   ----------
Net income Per Share - basic:
  Weighted average shares outstanding
    during the period                                                4,175.223
                                                                    ----------
Net Income (Loss)                                                 $   (476,610)
                                                                    ----------
Net income (loss) per share - basic                                 $    (.11)
                                                                    ==========
Net income per share - diluted:                                           n/a

     Net income per share is computed based upon the weighted  average number of
shares  outstanding   during  the  period.   Stock  options  and  warrants  were
antidilutive for the period ending September 30, 1999.