Form 10KSB
period 1999-12-31
INDUSTRIAL RUBBER PRODUCTS INC
filed 2000-04-03
CIK 1056093

FORM 10-KSB

     SECURITIES AND EXCHANGE COMMISSION
         Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE
     ACT OF 1934
    For the fiscal year ended December 31, 1999

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

          Common Stock    $ .001 Par Value

          - - - - - - - - - - - - - - - - - - - - - - -

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ] - - - - - -

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] - - - The Company's revenues for its fiscal year ended December 31, 1999: $12,985,301

     Aggregate Market Value of Stock held by Non-Affiliates of the Company as of March 15, 2000, : $4,087,846 based on a closing average bid and asked price on that date of $1.5469 per share.

     The number of shares of the Company's Common Stock outstanding as of March 15, 2000, is 4,187,205.

Transitional Small Business Disclosure Form:           Yes: [  ] ; No: [X].
                                               - - -         - - -

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by references in Part III.

               TABLE OF CONTENTS

PART I

    Item 1:    Description of Business....................................  4
    Item 2:    Description of Property.................................... 16
    Item 3:    Legal Proceedings.......................................... 18

    Item 4:    Submission of Matters to a Vote of Security Holders........ 18

Part II

    Item 5:    Market for Common Equity and Related Stockholder Matters... 18

    Item 6:    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... 19

    Item 7:    Financial Statements....................................... 23

    Item 8:    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.................... 23
PART III

    Item 9:     Directors, Executive Officers, Promoters and Control
                    Persons; Compliance with Section 16(a) of the
                    Exchange Act.......................................... 23
    Item 10:   Executive Compensation..................................... 24
    Item 11:   Security Ownership of Certain Beneficial Owners
                    and Management........................................ 24
    Item 12:   Certain Relationships and Related Transactions............. 24
    Item 13:   Exhibits and Reports on Form 8-K........................... 24

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-KSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1:  Business

(a)  General development of business

Industrial Rubber Products, Inc. (the "Company" or "Industrial Rubber") was founded in 1986 to acquire and operate a rubber lining facility then owned by Irathane Systems Incorporated, a wholly owned subsidiary of Illinois Tool Works, Inc.

The Company was incorporated as a Minnesota corporation on March 5, 1986, as Industrial Rubber Applicators, Inc., and on January 30, 1998, changed its name to Industrial Rubber Products, Inc. The Company's executive offices are located at 3804 E. 13th Avenue, Hibbing, MN 55746, and its telephone number is (218) 263-8831.

The Company began operations in April of 1986. The Company's business originally consisted of applying and then vulcanizing rubber (for corrosion and abrasion resistance purposes) to wearable parts that were used primarily in the mining industry.

In 1996 the Company entered into a major contract for approximately $10,000,000, to provide rubber lining services for a pipelining project near Salt Lake City, Utah. To effectively provide these services the

Company leased and opened a manufacturing facility in Clearfield Utah in 1996. During 1997 and 1998 the Company used the facility to provide products and services to copper and gold producing customers in the Western United States and Canada.

On January 20, 1999, the Company acquired Sonwil Products, Inc. dba TJ Products in West Jordan, Utah. TJ Products provides products and services similar to Industrial Rubber in the Inter-mountain West region of the United States. In addition, it produces cast urethane and rubber molded products for the military, aerospace, paper, utility and mineral processing industries. TJ Products had sales volume of approximately $3 million in 1998 and 1999.

On January 31, 1999, the lease on the Clearfield facility expired and the Company consolidated those operations at the facilities of the newly acquired TJ Products.

On March 31, 1999, the Company acquired the assets of Irathane Systems Inc., ("Irathane") which was a wholly owned subsidiary of Illinois Tool Works. Irathane has three manufacturing plants located in Colorado Springs, Colorado; Hibbing, Minnesota; and Sudbury, Ontario, Canada. These plants produce primarily cast urethane products for the mineral processing, aggregate and utility industries. The Colorado Springs plant also produces the prepolymer liquids used to produce the cast products in all three Irathane plants and sells the liquids to licensees in Chile and India. Irathane Systems has had historical annual sales of approximately $10 million.

In October of 1999, the Company became the distributor for Nordberg Sales Corp. ("Nordberg") covering the taconite industry in Minnesota and Michigan. The Company distributes new equipment (crushers), wear materials and spare parts for Nordberg. The Company also distributes new equipment (magnetic separators and filter systems) for Scanmec (a wholly owned division of Nordberg). The previous distributor for these products in this area had annual sales of approximately $2 million.

Initially, the Company was taxed as a C corporation under the Internal Revenue Code. Effective January 1, 1989, the Company elected to be taxed as an S corporation. The Company continued to be taxed as an S corporation until March 31, 1998, when the Company elected C corporation status.

(b)  Narrative description of Industrial Rubber's business

PRINCIPAL PRODUCTS, SERVICES AND MARKETS

Industrial Rubber and its subsidiaries design, produce and supply protective materials, abrasion resistant products and equipment, erosion/corrosion protective linings and proprietary rubber products to the mineral processing, power, wood processing and other heavy industries.

Product Lines

Industrial Rubber has five product lines. Its urethane cast parts line consists of urethane molded products for the mineral processing and aggregate industries. Its steel cast parts line consists of new machinery, wear materials and spare parts that the Company distributes for Nordberg and Scanmec. Its pipe and pipe lining products line consists of rubber lined pipe and pipe parts fabricated primarily for the mineral processing industry. Its proprietary products line consists of engineered replacement parts primarily for mineral processing facilities. Its standard rubber products line consists of products sold, along with related services, to the Company's customers in the various industry segments served by the Company.

Urethane Cast Parts

     Industrial Rubber Products produces urethane cast parts at all three Irathane facilities and at TJ Products. These parts include screens for the mineral processing and aggregate industries, pump linings and parts for the utility and mineral processing industries, rollers for the paper industry, tie pads for the railroad industry and many other parts for the mineral processing industry including cyclones, classifier shoes, discharge cones and launder liners. Irathane also produces the liquid prepolymer used to produce the cast parts and distributes the liquid prepolymer through licensees in Chile and India. The Company also applies urethane coating to pipe and other parts to prevent wear.

Steel Cast Parts

Industrial Rubber Products was recently selected by Nordberg as its distributor in Minnesota and Michigan for Nordberg and Scanmec products. Nordberg products include new equipment (primarily crushers), and wear materials and spare parts for existing equipment. Nordberg is one of the largest suppliers of crushing equipment in the taconite industry and currently has over 100 crushers installed in the taconite plants of Minnesota and Michigan. The Scanmec products include new equipment used in magnetic separation and filtration of taconite slurry.

Pipe and Pipe Lining Products

Industrial Rubber produces and supplies rubber and steel slurry pipe and components for tailings pipeline systems. A proprietary formulated rubber compound (IRP X8220) is used which protects these pipelines from abrasion and corrosion.

In 1996, the Company designed and developed new processes and equipment that decreased the cost and improved the overall product quality of overland slurry pipelines. Mechanical couplings, historically used in connecting lined pipe for long distance overland slurry systems, are typically high cost items to the customer. This is particularly true in high pressure, large diameter pipelines. The Company believes that prior to 1996, industry standards and equipment limitations only allowed for the production of 40' long pipe sections.
Industrial Rubber has designed its own production equipment, and presently supplies to its customers 60'lined pipe sections, eliminating one third of the required mechanical couplings, and resulting in cost savings to the customers. The Company believes that the development of 60' lined pipe has set the standard for the industry.

Proprietary and Engineered Products

Industrial Rubber's proprietary and engineered product line includes air bags, lifter bars, shell liners, pressure seals, fuel ignitors, auto suspension parts, screens and mill parts, all manufactured with either rubber or urethane raw materials.

Standard Rubber Products

Historically, the Company's standard rubber products are vulcanized rubber to steel. Examples of such products are manifolds, screens, pulleys, and rolls. The acquisition of TJ Products greatly expanded this line of products to include molded rubber products for the military and aerospace industries; as well as parts for the paper and mineral processing industries. All products are made to customer engineered specifications. The Company's Quality Assurance Program seeks to insure product conformity while limiting defects and reducing associated value added costs. The Company's Irathane/Elliott division in Sudbury, Ontario, Canada, is ISO 9000 certified.

Markets

The markets for the  Company's  products are the hard rock  mineral  processing,
coal  mining  and  power  generation,   aggregate,   railroad,  paper  and  pulp
production, and other similar heavy industries.

The North American mining industry, including aggregate related materials (the fastest growing segment of mining) is served by the Company's products. The hard rock that hosts important minerals (iron, copper, gold, molybdenum), is generally blasted from the earth and then crushed, and ground (processed), to allow the extraction (beneficiation) of these minerals. The equipment needed to process and beneficiate this rock is subject to constant abrasion, corrosion and erosion. Industrial Rubber has developed, designed, tested and produced rubber and urethane products that protect the mineral processing and beneficiation equipment, extending their serviceable life, and saving its customers money through decreased replacement costs and reduced downtime. The Company's rubber and urethane products also provide further benefits to its customers through noise abatement and dust and dirt reductions.

Although Industrial Rubber's products protect the mineral processing and beneficiation equipment, the products do become worn and must be replaced. Many of the Company's products are used to replace its own and other manufacturers' protective products that have become worn.

Industrial Rubber's first market was the Minnesota taconite industry where taconite rock with a typical iron ore content of 25% to 30% is excavated, crushed, ground and separated to make 46 million tons of high-grade taconite(iron ore) pellets annually.

In 1991, Industrial Rubber began to sell its products to other mineral processing markets to diversify its business and minimize the effects of demand cycles. Recently, through acquisition, the Company has further diversified into the aggregate, paper, utility, and railroad industries.

Although North America is a large market for the Company's products, the world mining industry is significantly larger, with Chile alone operating a significant number of grinding mills with resulting mine production of 3,000,000 metric tons. The international market offers potential market growth for Industrial Rubber, with most of the actual contracts coming through licensees and from North American engineering firms or their subcontractors.

Marketing and Distribution of Products

The Company markets its products through a direct sales force, independent sales representatives, distributors, licensees, and OEM alliances.

The Company's present sales force consists of a sales and marketing vice president, nine direct sales people, two inside sales people, approximately 40 independent sales representatives and distributors, two licensee representatives (India and Chile), four OEM alliances, and sales and marketing clerks.

Industrial Rubber seeks to grow through increased penetration of the North American hard rock mining market with its present rubber products, the development and sales of new products, sales to new markets outside of North America and sales of present and new products to new markets.

Industrial Rubber's marketing strategy is to maximize penetration of domestic markets, including mineral processors, the aggregate industry, and coal and power generating facilities, with its present products. The Company is acting to expand its product lines and new products will be cross-sold to existing and new customers.

The marketing plan includes prospective customer identification, customer needs analysis and increased and strategic placement of the sales force, to facilitate geographic market and product expansion. The Company intends to develop business partnerships with existing customers. The marketing plan is being implemented in the U.S., Canadian, and Chilean markets and, when appropriate, will be implemented elsewhere. Chile, Peru, Brazil, Argentina, Mexico, and Australia are major mineral processing countries, as are certain Southeast Asian countries.

Industrial Rubber utilizes general and product specific brochures and sales literature. Video is used as an additional marketing resource. Advertising and articles in industry trade magazines, journals, newsletters and papers has been increased. Trade show attendance and participation has increased to become a larger part of the marketing effort.

The Company has identified other protective material products, including steel and iron products that are not presently produced by Industrial Rubber, but are used by its customers. Through its distribution agreement with Nordberg, the Company seeks to be able to supply cast iron and steel products to its customers and is seeking strategic relationships with the manufacturers of related products.

The goal is to allow the Company to supply its customers with a full line of protective products eliminating the disadvantage to the customers of acquiring components from multiple suppliers. Customers should further benefit by having a single source for the design and testing of protective product improvements.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS

In October of 1999, the Company signed a distributorship agreement with Nordberg to supply Nordberg and Scanmec products to the taconite operations in Minnesota and Michigan. The backlog for these products on January 1, 2000, was approximately $1 million. In March 2000, the Company and Nordberg signed a five-year supply alliance with Cleveland Cliffs for their six mining operations in Minnesota and Michigan. Under the terms of the alliance, the Company will distribute for Nordberg, 90% of the Cliffs operational needs of the covered items, or from $7 to 10 million annually for the six properties in total. The Company will begin to supply the Cliff's properties in April and May of this year.

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

The Company believes that it can successfully compete with companies in both categories, through focused service to customers located near its Minnesota, Ontario, and Utah facilities and through its ability to provide quality products in increasingly large quantities to customers located in geographically distant areas.

RAW MATERIALS AND SUPPLIES.

The Company obtains rubber used to manufacture its rubber products from numerous rubber suppliers using Industrial Rubber Products proprietary compounds. The Company produces its own prepolymer liquids for cast urethane production through supply of raw materials from large nationally recognized chemical companies. The Company obtains numerous metal fabrications from metal fabricators in Minnesota, Colorado, other states and Canada. The Company anticipates that it will continue to obtain these materials from these suppliers, but other sources are available for all such materials.

DEPENDENCE ON MAJOR CUSTOMERS

While the Company is not dependent on any single customer, a substantial portion of Industrial Rubber's revenues in 1997 and 1998 were from large project contracts for rubber lined tailings pipe. The companies purchasing such products and services from the Company pursuant to large contracts vary and the recent drops in commodity prices have caused many modernization and new projects to be put on hold. The Company has no orders for large contracts at this time, although the Company is continuing to seek such contracts.

PROPRIETARY RIGHTS AND LABOR CONTRACTS

The Company holds numerous patents and trademarks. Industrial Rubber holds a patent for the Discharge Millhead, which will terminate on April 7, 2013. The Irathane division holds various patents for elastomeric railroad pads and a railroad tie repair system. The Company is developing additional potentially patentable products including rubber compounds, grinding mill parts, screens and cyclone products, pipe coupling products and parts for the automobile industry. The Company also has several proprietary rubber and urethane compounds.

Since many of the Company's developments are extensions of existing knowledge, no assurance can be given that patents for either the products or processes being developed will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership to the patents and other proprietary rights held by the Company. Further, there can be no assurance competitors have not developed or will not develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around such patents. In addition, whether or not patents are issued, others may hold or receive patents, which contain claims having a scope that covers products developed by the Company.

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

The Minnesota production employees at the Industrial Rubber Products plant are covered by a collective bargaining agreement with the United Steel Workers of America, Local #6860-1, which terminates on April 15, 2000. The Minnesota production employees at the Irathane plant are covered by a collective bargaining agreement with Midwestern Industrial Council, which terminates on June 30, 2002. The Sudbury, Ontario production employees at the Irathane plant are covered by a collective bargaining agreement with the International Brotherhood of Painters and Allied Trades, Local 1904, which terminates on May 31, 2001. There is no union affiliation at the TJ Products facility, the Colorado Springs Irathane facility, or any other Industrial Rubber Products facility.

RESEARCH AND DEVELOPMENT.

The Company has not incurred significant research and development costs, although it has incurred certain of such costs on a job-by-job basis which are expensed as incurred.

The Company has a research facility in Colorado Springs, which was part of the Irathane acquisition. This facility, which performs research and development functions for all Industrial Rubber divisions, is staffed by a lead scientist (chemist) who has over twenty years experience in the elastomeric research industry, a technician and a clerk.

GOVERNMENTAL REGULATION

While Industrial  Rubber's  products are not subject to, and do not require any governmental approvals before sale, the Company is subject to a wide variety of governmental regulations. As a manufacturing company, Industrial Rubber is subject to safety regulations established by the United States Department of Labor and the Minnesota Department of Labor and Industry under the Occupational Safety and Health Act ("OSHA"). Because its products are sold to the mining industry, workplace safety at the Company is also subject to regulation by the Mine Safety and Health Administration. The Company's operations are continually being monitored and inspected. During February 1998, the Company received OSHA reports addressing a number of deficiencies found by inspectors in the Company's production facilities, and assessing fines against the Company totaling approximately $6,000. In 1998 all deficiencies were addressed, none of which had a material effect on the Company's operations. The Company intends to participate with OSHA in a program to limit or correct future deficiencies before fines are assessed.

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

While the Company's  operations,  to its best knowledge,  are in full compliance
with  all  existing  laws  and   regulations,   environmental
legislation andregulations have changed rapidly in recent years and the Company cannot predict what, if any, impact future changes in such legislation may have on the Company's business. Further, environmental legislation has been enacted, and may in the future be enacted, that creates liability for past actions that were lawful at the time taken. As in the case with manufacturing companies in general, if damage to persons or the environment has been caused, or is in the future caused, by the Company's use of hazardous solvents or by hazardous substances located at the Company's facilities, the Company may be fined or held liable for the cost of remediating such damage.

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

RECENT EVENTS

On December 30, 1999, the Board of Directors, with the recommendation from the Executive Management team, approved two facility consolidation initiatives.

First, the Arizona production facility was shutdown. The facility, which began operations in 1999, had incurred continuing losses and had not accumulated a backlog of future work. The manager of the facility will remain in the Southwest territory in a sales function with orders directed to other Company manufacturing facilities. The facility had only two other employees. Since the Company currently does not have a use for the production equipment in Arizona, the equipment (approximately $250,000 net book value) was written off in 1999. In addition, the

Company recorded a provision in 1999 of approximately $100,000 to cover the remaining two years on the leased facility. The Company is currently attempting to sublease the facility.

Second, the Board approved the sale of the Colorado Springs land and buildings for about $1.7 million. The proceeds of the sale will be used to retire existing bank debt. The Colorado manufacturing operations will be moved to the current Irathane facility in Hibbing, Minnesota. The Company anticipates that most Colorado employees will not transfer to Hibbing, and recorded a $100,000 provision in 1999 to cover the severance cost of these employees. The Company intends to lease a small facility in Colorado Springs for research and development.

EMPLOYEES

As of February 15, 2000, Industrial Rubber had 115 employees, all of whom were fulltime; 75 were production workers (51 union); the other 40 were in sales, engineering, accounting, administrative and clerical, and production supervision.

The Company believes that its relations with its employees are excellent, demonstrated by a low turnover rate. The Company believes that the representation of employees by unions acts to remove a potential barrier to the sale of certain of the Company's products to the taconite mining plants by responding to union contract language that limits out-sourcing of work.

Item 2:  Properties

The Company currently has five manufacturing facilities. Three of these are owned and two are leased. Two are in Hibbing, Minnesota (Industrial Rubber and Irathane); and one each in Colorado Springs, Colorado; West Jordan, Utah; and Sudbury, Ontario. On December 30, 1999, the Company closed a manufacturing facility in Casa Grande, Arizona that it was leasing.

The Hibbing, Minnesota (Industrial Rubber) facility is a 30,000 square foot manufacturing facility and office facility that the Company owns, subject to a mortgage with a balance of $297,103, as of December 31, 1999. This facility is used to produce proprietary rubber and rubber lined products that are used in the taconite industry and also shipped throughout North America for use in copper, gold, molybdenum and other mineral processing operations. This facility also houses the Company's corporate headquarters.

The Hibbing, Minnesota (Irathane) facility is a 30,000 square foot manufacturing and office facility that the Company leases. This facility is used to produce urethane cast products used in the taconite industry in Minnesota, other mineral processing operations throughout the world, and screens for the aggregate industry. This facility also houses sales and technical support staffs.

The Colorado Springs facility is a 40,000 square foot manufacturing and office facility that the Company owns. This facility is used to produce urethane cast products primarily used in the taconite industry of Minnesota and Michigan. This facility also produces the liquid prepolymers for all of Irathane's facilities and for licensees in Chile and India. The Company decided on December 30, 1999, to sell this facility and consolidate operations in the Hibbing facility. The closing is anticipated to take place on March31, 2000. The Company expects to lease a facility in the Colorado Springs area for its research and development efforts.

The West Jordan, Utah facility is a 25,000 square foot manufacturing facility that is leased from the previous owner of TJ Products. The facility produces urethane cast products, rubber molded products and rubber lined products for the mineral processing, military and aerospace, paper and power industries in the Inter-mountain West. The Company has options to purchase all or portions of the land and buildings during the course of the lease.

The Sudbury, Ontario facility is a 15,000 square foot manufacturing facility used to produce urethane cast products and rubber lined products for the mineral processing industry in Canada. The Company owns the facility.

The Company also owns a 16,000 square foot facility in Hibbing, MN., that is currently being used as a distribution center and storage facility.

The Company believes that all facilities are in satisfactory condition given their age and use, and expects only normal maintenance in the near future.

Item 3:  Legal Proceedings

The Company has not been involved in any legal proceedings since the date of the initial public offering and there are no known pending or threatened legal proceedings at this time.

Item 4:  Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of the security holders of the Company since the date of its previous annual meeting, May 25, 1999, through the solicitation of proxies or otherwise.

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

         Quarter         High      Low

1998
          1st             n/a       n/a
          2nd            4-7/8     3-1/4
          3rd            3-7/8       2
          4th            2-3/4       1

1999
          1st            2-1/8     11/16
          2nd            2-1/8     1-1/8
          3rd            1-15/16   15/16
          4th            1-3/8     1/4

The approximate number of shareholders of record and beneficial shareholders of the Company's $.001 par value common stock as of December 31, 1998 and December 31, 1999, was 50 and 1,000, respectively.

The Company has not paid any dividends on its Common Stock, and intends to follow a policy of retaining all of its earnings to finance its business and any future acquisitions. The terms of the Company's covenants with its bank further limits its ability to pay dividends.

     Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Financial Statements and Notes, presented immediately following the signature page of this 10-KSB Report, for a full understanding of Industrial Rubber's financial position and results of operations.

FISCAL 1999 COMPARED WITH 1998

Net sales in the year ended December 31, 1999, of $12,985,301 increased 30.1%, or $3,004,033, when compared to 1998 sales of $9,981,268. The increase is attributable to the acquisition of TJ Products, on January 20, 1999, and the acquisition of Irathane Systems, on March 31, 1999. Together, these two acquisitions accounted for sales of $9,405,836 in 1999. These increases were partially offset by a decrease in major pipelining projects, which the Company had none of during 1999.

Although the Company continues to pursue major projects, depressed commodity (copper and gold) prices make the near-term likelihood of such projects low. The Company is not projecting any sales from major projects in 2000. Rather, the Company is projecting sales growth through a full year of the above referenced 1999 acquisitions, which are estimated to produce about $12 million in sales in 2000, and the addition of the Nordberg distributorship. This distributorship agreement, which was finalized in October of 1999, is expected to result in 2000 sales of more than $4 million.

The Company's order backlog on December 31, 1999, was approximately $2,976,000.

Cost of sales as a percentage of net sales was 81.4% in 1999 compared with 78.0% in 1998. The increase was the result of the change from new acquisitions. The Company expects cost of sales in 2000 to improve to levels similar to or better than 1998 results.

Selling, general and administrative expenses increased from $2,342,553 in 1998 to $3,984,698 in 1999. The increase is the result of the associated selling, general and administrative expenses of the 1999 acquisition companies, and the legal and accounting costs required to complete the acquisitions. Recent restructuring and consolidation efforts will lead to a reduction in absolute dollars and a reduction as a percent of sales from just over 30% in 1999 to under 20% in 2000.

The Company experienced a $505,991 pre-tax provision for restructuring costs associated with the closing of the Casa Grande, Arizona facility (approximately $408,000) and the closing and transfer of the Colorado Springs manufacturing to Hibbing, Minnesota. These closures and consolidations are expected to result in cost savings, with no impact on sales. Also, the Colorado Springs facility will be sold on March 31, 2000, for $1.7 million, with the net proceeds to be used for debt reduction.

Net non-operating expense for 1999 was $429,988, compared to net non-operating income of $107,466 in 1998. Interest income in 1999 was $41,736, compared to $245,713 in 1998, which reflected the investment of IPO proceeds from April of 1998 to early 1999. Interest expense increased from $138,247 in 1998, to $461,475 in 1999. The increase was the result of the $7 million bank borrowing on March 31, 1999, to finance the Irathane acquisition.

As discussed elsewhere in this Form 10-KSB, the Company was an S Corporation until March 31, 1998, and as such, was generally not responsible for income taxes. Instead, the then sole stockholder was taxed on the Company's taxable income. If the Company had paid income taxes as a C Corporation, its estimated income taxes during 1998 would have been a credit of $80,000. In 1999, as a C Corporation, the Company had an income tax credit of $889,000. Additional information is provided in Note 10. Income Tax Matters, of the Financial Statements, presented in Item 13 of this 10-KSB Report.

The 1999 net loss of $1,618,635, or $.39 per basic and diluted share, represents a decrease from the 1998 pro-forma net loss of $168,454, or $.04 per basic and diluted share of the prior year. This change was due to the increased expenses and other accounting provisions previously discussed.

FISCAL 1998 COMPARED WITH 1997

Net sales in the year ended December 31, 1998, of $9,981,268 decreased 30.8%, or $4,440,091, when compared with 1997 sales of $14,421,359. The decrease was mainly attributable to the decrease in major contracts. In 1997, the Company realized nearly $8.1 million in net sales from the Kennecott Utah Copper pipe-lining project. During 1998 the Company's net sales included two major projects which totaled approximately $4.1 million. As a result, the Company experienced a reduction of about $4.0 million in net sales from major projects.

The Company's order backlog on December 31, 1998, was approximately $789,290.

Cost of sales as a percentage of net sales was 78.0% in 1998 compared with 69.0% in 1997. The increase was primarily the result of a loss in major projects, which are generally more profitable and provide certain economies-of-scale benefits.

Selling, general and administrative expenses increased from $1,664,611 in 1997 to $2,342,553 in 1998. Approximately $300,000 of the $677,942 increase was the result of increased administrative personnel and associated expenses related to organizing and operating a public company. In addition, the Company recorded a $280,000 allowance for doubtful accounts to cover the entire trade receivable balance from Kemess Royal Oak mines, which filed for protection under Canadian bankruptcy law. The Company also recorded an $81,000 loss in achieving a final and complete out-of-court settlement with IRM/NAPTech, concerning certain claims related to the $10 million pipelining project.

The Company experienced a $209,881 pre-tax provision for the restructuring costs associated with the closing of the Clearfield, Utah facility and the consolidation of Clearfield operations at the acquired facilities of TJ Products in nearby West Jordan, Utah.

Non-operating income increased from $3,620 in 1997 to $245,713. This increase was the result of interest income earned on the net proceeds on the initial public offering on April 24, 1998, and approximately $81,000 of interest earned on trade receivable accounts. Interest expense increased from $110,731 in 1997 to $138,247 in 1998. The primary reasons for the increase is higher short-term borrowing early in the year to fund trade receivables, partially offset by reduced long-term borrowing early in the year to fund trade receivables, partially offset by reduced long-term interest due to the early retirement of equipment loans in 1997.

As discussed elsewhere in the Form 10-KSB, the Company was an S Corporation until March 31, 1998, and as such, was generally not responsible for income taxes. Instead, the then sole stockholder was taxed on the Company's taxable income. If the Company had paid income taxes as a C Corporation, its estimated income taxes during 1997 would have been $1,038,000. It is estimated that income taxes for

1998 would have been a credit of $80,000.

The pro-forma net loss of $168,454, or $.04 per basic and diluted share for 1998, represents a decrease from pro forma net income of $1,663,767 or $.54 per basic and diluted share of the prior year. This change was due to the reduced sales and increased costs and expenses previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows provided by operating activities were $166,989 for 1999, which compared with $1,651,198 in 1998. The primary difference was that 1999 included a loss of $1,618,635, while 1998 showed net income of $88,546. Both periods had favorable working capital of about $1.5 million before debt reduction in 1999, and $1.1 million in 1998.

Cash flows used for investing activities were $8,564,648 in 1999, compared with $2,296,703 in 1998. The 1999 investment activity included $9,716,015 for the acquisitions of TJ Products and Irathane Systems. This was partially offset by proceeds from marketable securities of $1,642,784. In 1998 $2,467,784 was used for investment in marketable securities.

The Company's cash flows provided by financing activities were $6,233,752 in 1999. Nearly the entire amount, $6,500,000, was proceeds from bank borrowings. In 1998, the Company's cash flows provided by financing were $3,229,127. This was made up of proceeds from the IPO of $5,463,276, partially offset by repayment of bank borrowings of $1,135,000 and dividends, for tax payments, of $1,095,000.

In total, the Company had a decrease in cash in 1999 of $2,152,121, leaving a cash balance of $563,845 as of December 31, 1999.

The Company believes that the recent extension of the line of credit and term loan to June 30, 2000, reflects the Company's improved financial performance in January and February of 2000, and the Company's commitment to use the proceeds of the anticipated sale of its Colorado land and buildings to reduce debt. The Colorado sale, which is scheduled for March 31, 2000, is expected to generate proceeds of $1,700,000. The Company voluntarily reduced debt by $500,000 in November of 1999, and therefore anticipates the Bank note to be $4,800,000 after the Colorado sale. The Company anticipates that the events outlined above, and expected profitable performance in 2000 will enable it to continue to extend their financing with US Bank, and in the future conclude a definitive long-term loan with US Bank or another lending institution.

The Company believes that it can fund proposed capital expenditures and operational requirements from operations, currently available cash and renewed bank credit lines. Proposed capital expenditures for the year ended December 31, 2000, are expected to total approximately $500,000, and compare with $435,000 in 1999, and $618,000 in 1998.

The Company intends to continue to grow its business through internal growth, including the maximization of recent acquisitions, and through strategic alliances.

Year 2000

In the ordinary course of business over the last two years, the Company has replaced several personal computers and software. These replacements required minimal expenditures. The Company established formal Year 2000 plans during the past several years to minimize the potential impact from in-house operating systems and from suppliers, with regard to the Year 2000 issue. These efforts, which required minimal expenditures, were successful in that the Company has experienced no interruptions form internal systems or from suppliers. No critical projects were deferred because of Year 2000 issues.

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

                            Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16 (a) of the Exchange Act

The response to this item incorporates by reference the information under the caption "Election of Directors" of Industrial Rubber's Proxy Statement for the annual meeting of the stockholders held in 2000.

Item 10.  Executive Compensation

The response to this item incorporates by reference the information under the caption "Executive Compensation" of Industrial Rubber's Proxy Statement for the annual meeting of the stockholders held in 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The response to this item incorporates by reference the information under the caption "voting Securities and Principal Holders" of Industrial Rubber's Proxy Statement for the annual meeting of the stockholders held in 2000.

Item 12.  Certain Relationships and Related Transactions

The response to this item incorporates by reference the information under the caption "Certain Transactions" of Industrial Rubber's Proxy Statement for the annual meeting of the stockholders held in 2000.

Item 13. Exhibits and Reports from Form 8-K.

Exhibits designated by the symbol * are filed with this Annual Report on Form 10-KSB. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

(a)      Required Exhibits

     Industrial Rubber Products, Inc. undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

Exhibits Number

     3(a)(1) Restated  Articles of  Incorporation of Company dated as of January
          30, 1998 (Filed as Exhibit 3.1 to Form SB-2 dated February 20, 1998, File No. 333-46643).

     3(a)(2) Restated Bylaws of Company as of January 30, 1998 (Filed as Exhibit
          3.1 to Form SB-2 dated February 20, 1998 File No. 333-46643).

     10(1)* Employment  Agreement between the Company and Daniel O. Burkes dated
          January 30, 2000.

     10(2)Management Contract between the Company and Nelson Roofing, Inc., dated January 30, 1999 (Filed as Exhibit 10.2 to Form SB-2 dated February 20, 1998 File No. 333-46643) which contract has been extended to December 31, 2000.

     10(3)Labor  Agreement  between  the  Company  and  United  Steelworkers  of
          America dated May 28, 1998 (Filed as Exhibit 10.4 to Form SB-2 dated February 20, 1998 File No. 333-46643).

     10(4)* Labor Agreement  between Irathane Systems and Midwestern  Industrial
          Council dated June 30, 1999.

     10(5)* Labor Agreement between Industrial Rubber  Products-Canada  Inc. and
          International Brotherhood of Painters and Allied Trades Local 1904 dated April 1, 1999.

     10(6)Stock Option Plan,  Including  Specimen  Stock Option  Agreement as of
          January 30, 1999 (Filed as Exhibit 10.5 to Form SB-2 dated February 20, 1998 File No. 333-46643).

     10(7)* Stock Bonus Plan adopted on October 12, 1999.

     10(8)Credit Agreement between Company and U.S. Bank National Association dated March 31, 1999 (Filed as Exhibit 10.11 to Form 8-K dated April 12, 1999 File No. 000-24039).

     10(9)* First  Amendment to Credit  Agreement  between Company and U.S. Bank
          National Association dated September 30, 1999

     10(10) Lease Agreement between DGW Enterprises,  L.C. and Industrial Rubber
          Products - Utah, Inc. dated January 20, 1999 (Filed as Exhibit 10(7) to Form 10-KSB dated March 29, 1999, File No. 000-24039).

     10(11)*First Amendment to Lease Agreement between DGW Enterprises,  L.C and
          Company dated October 5, 1999.

     10(12)*Lease Agreement between Daniel O. Burkes and Irathane Systems,  Inc.
          dated January 1, 2000.

     10(13) Purchase  Agreement between  Industrial Rubber Products - Utah, Inc.
          and Company and Sonwil Products, Inc., dba T.J. Products and Dean G. Wilson dated January 20, 1999 (Filed as Exhibit 2.1 to Form 8-K dated February 4, 1999, File No. 000-24039).

     10(14) Purchase  Agreement  between Illinois Tool Works Inc. and Industrial
          Rubber Products, Inc. dated March 25, 1999 (Filed as Exhibit 10.8 to Form 10-KSB dated March 29, 1999, File No. 000-24039).

     10(15) Secrecy  Supply  Agreement  between  Illinois  Tool Works,  Inc. and
          Company dated March 31, 1999 (Filed as Exhibit 10.9 to Form 8-K dated April 12, 1999 File No. 000-24039).

     10(16)  Non-Competition  Agreement  between  Illinois Tool Works,  Inc. and
          Company dated March 31, 1999 (Filed as Exhibit 10.10 to Form 8-K dated April 12, 1999, File No. 000-24039).

21.    List of Subsidiaries

     Industrial Rubber Products - Utah, Inc., a Utah corporation which does business as "TJ Products".

Irathane Systems Inc., a Minnesota Corporation.

     Industrial Rubber Products-Canada, Inc., an Ontario Canada corporation which does business as "Irathane/Elliott Systems".

Industrial Rubber Products, Arizona, Inc., an Arizona Corporation.

Industrial Rubber Applicators, Inc., a Minnesota Corporation.

Industrial Rubber Products-Montana, Inc., a Montana Corporation. Currently inactive.

27.  Financial Data Schedule

PERIOD-TYPE                   Year
FISCAL-YEAR-END                              DEC-31-1999
PERIOD-START                                 JAN-01-1999
PERIOD-END                                   DEC-31-1999
CASH                                         563,845
SECURITIES                                   -

RECEIVABLES                                  2,541,582
ALLOWANCES                                   382,000
INVENTORY                                    1,628,459
CURRENT-ASSETS                               4,804,417
PP&E                                         9,360,013
DEPRECIATION                                 1,884,460
TOTAL-ASSETS                                 14,464,220
CURRENT-LIABILITIES                          9,172,858
BONDS                                        291,202
PREFERRED-MANDATORY                          -
PREFERRED                                    -
COMMON                                       4,144
OTHER-SE                                     4,996,016
TOTAL-LIABILITY-AND-EQUITY                   14,464,200
SALES                                        12,985,301
TOTAL-REVENUES                               12,985,301
CGS                                          10,572,259
TOTAL-COSTS                                  15,062,948
OTHER-EXPENSES                               -
LOSS-PROVISION                               98,653
INTEREST-EXPENSE                             461,475
INCOME-PRETAX                                (2,507,635)
INCOME-TAX                                   (889,000)
INCOME-CONTINUING                            (1,618,635)
DISCONTINUED                                 -
EXTRAORDINARY                                -
CHANGES                                      -
NET-INCOME                                   (1,618,635)
EPS-BASIC                                    (0.39)
EPS-DILUTED                                  (0.39)


(b)    Reports on Form 8-K

  None

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, this registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INDUSTRIAL RUBBER PRODUCTS, INC.


Dated: March 29, 2000                       /s/ John M. Kokotovich
                                             - - - - - - - - - - - - - - - - -
                                            Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                                      Title             Date

/s/ Daniel O. Burkes                      President             March 29, 2000
--------------------                      Chief Executive Officer
Daniel O. Burkes                          And Director

/s/ Christopher M. Liesmaki               Vice President        March 29, 2000
---------------------------               Chief Operating Officer
Christopher M. Liesmaki                   And Director

/s/ Paul A. Friesen                       Director              March 29, 2000
-------------------
Paul A. Friesen

/s/ James D. Mackay                       Director              March 29, 2000
-------------------
James D. Mackay

/s/ John R. Ryan, Jr.                     Director              March 29, 2000
---------------------
John R. Ryan, Jr.

                INDUSTRIAL RUBBER PRODUCTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1999

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Report of independent auditors                                               1

Consolidated balance sheets as of December 31, 1998 and 1999               2 - 3

Consolidated statements of operations for the years ended December
31, 1998 and 1999                                                            4

Consolidated statements of stockholders' equity for the years ended

Consolidated statements of cash flows for the years ended December
31, 1998 and 1999                                                          6 - 7

Notes to consolidated financial statements                                8 - 22

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Industrial Rubber Products, Inc.
Hibbing, Minnesota

     We have audited the accompanying consolidated balance sheets of Industrial Rubber Products, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Rubber Products, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                  McGLADREY & PULLEN, LLP

Duluth, Minnesota

     February 4, 2000, except of the last paragraph of Note 6, as to which the date is March 28, 2000


               INDUSTRIAL RUBBER PRODUCTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1999

ASSETS (Note 6)                                   1998               1999
-------------------------------------------------------------------------------
Current Assets

   Cash and cash equivalents ................. $  715,966             $ 563,845
   Marketable debt securities (Note 4) .......  1,642,784
   Trade receivables, less allowance for
   doubtful accounts 1998 $280,000; 1999
    $382,000                                      947,364             2,159,582
   Income tax refund receivable ..............    254,200
   Inventories (Note 5) ......................    408,731             1,628,459
   Prepaid expenses ..........................     57,996               115,531
   Deferred taxes (Note 10) ..................    133,000               337,000
                              --------------------------------------------------
              Total current assets ...........  6,160,041             4,804,417
                              --------------------------------------------------

Other Assets

   Cash value of life insurance .............     135,166               180,524
   Goodwill, at cost, less accumulated
                  amortization $68,431 (Note 2) 1,013,520
   Prepaid pension costs (Note 11) ...........     11,206
   Other .....................................     23,884
                              --------------------------------------------------
                              --------------------------------------------------
                                                  159,050             1,205,250
                              --------------------------------------------------

Deferred Taxes (Note 10) .....................    207,000               979,000
                              --------------------------------------------------

Property and Equipment (Note 7)
   Land ......................................     10,000               533,847
   Buildings .....................                572,907             2,057,287
   Automotive equipment ......................    458,759               621,296
   Machinery and equipment ...................  2,030,453             6,147,583
                              --------------------------------------------------
                                                3,072,119             9,360,013
   Less accumulated depreciation ............   1,372,420             1,884,460
                              --------------------------------------------------
                                                1,699,699             7,475,553
                              --------------------------------------------------
                                               $8,225,790           $14,464,220
                              ==================================================
See Notes to Consolidated Financial Statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     1998               1999
-------------------------------------------------------------------------------
Current Liabilities
   Bank note payable (Note 6)                    $        0         $6,500,000
   Current maturities of long-term debt (Note 7)    174,263             24,804
   Accounts payable                                 485,493          1,344,478
   Accrued expenses                                 547,034          1,212,576
   Income taxes payable                              91,000
                                                                    ----------
                                                                    ----------
              Total current liabilities           1,206,790          9,172,858
                                                                    ----------

Long-Term Debt, less current maturities (Note 7)    329,108            291,202
                                                                    ----------

Commitments and Contingencies (Notes 6, 13 and 14)

Stockholders' Equity (Note 8)
   Common stock, $.001 par value;
    authorized 25,000,000 shares;
    issued 1998 - 4,187,500 shares;
    1999 - 4,144,000 shares                            4,188             4,144
   Additional paid-in capital                      5,605,832         5,605,832
   Retained earnings (deficit)                     1,079,872          (617,602)
   Accumulated other comprehensive income              7,786
                                                                     ---------
                                                                     ---------
                                                   6,689,892         5,000,160
                                                                     ---------
                                                 $ 8,225,790      $ 14,464,220
                                                                    ==========

               INDUSTRIAL RUBBER PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended December 31, 1998 and 1999

                                                       1998           1999
-------------------------------------------------------------------------------
Net Sales (Notes 2 and 3)                            $9,981,268   $12,985,301

Cost of Sales                                         7,784,754    10,572,259
                                                                   ----------
              Gross profit                            2,196,514     2,413,042

Operating Expenses                                    2,342,553     3,984,698
Provision for Restructuring of Operations (Note 13)     209,881       505,991
                                                                   ----------
              Operating loss                           (355,920)   (2,077,647)
                                                                   ----------

Nonoperating Income (Expense)
   Interest and other income                            245,713        41,736
   Interest expense                                    (138,247)     (461,475)
   Loss on sale of equipment                            (10,249)
                                                                   ----------
                                                                   ----------
                                                        107,466      (429,988)
                                                                   ----------

              Loss before income taxes                 (248,454)   (2,507,635)

Federal and State Income Taxes (Credits) (Note 10)     (337,000)     (889,000)
                                                                   ----------
              Net income (loss)                         $88,546   $(1,618,635)
                                                                   ==========

Unaudited Pro Forma Information (Note 10)
   Loss before income taxes                           $(248,454)
   Provision for income taxes (credits)                 (80,000)
                                                                   ----------
              Net loss                                $(168,454)
                                                                   ==========

   Basic loss per share                               $   (0.04)  $     (0.39)
                                                                   ==========

   Diluted loss per share                             $   (0.04)  $     (0.39)
                                                                   ==========

   Weighted average shares outstanding                3,803,651     4,167,351

See Notes to Consolidated Financial Statements                                                                   ==========


                INDUSTRIAL RUBBER PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended December 31, 1998 and 1999

                                                                                      Accumulated

                                            Additional      Retained        Other          Total          Total
                         Common Stock         Paid-in       Earnings    Comprehensive  Stockholders'  Comprehensive
                    -----------------------
                     Shares      Amount      Capital        (Deficit)         Loss          Equity     Income (Loss)
--------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1997   2,934,000     $2,934     $143,816      $2,097,059       $0             $2,243,809

 Sale of 1,260,000
  of common stock,
  net (Note 8)      1,260,000      1,260    5,462,016       5,463,276
 Purchase of 6,500
  shares of stock      (6,500)      (6)        --             (10,733)         --             (10,739)
Dividends on common
 stock (Note 8)          --          --        --          (1,095,000)         --          (1,095,000)
 Net income              --          --        --              88,546          --              88,546      $88,546
                    ----------------------------------------------------------------------------------------------
Total comprehensive
 income                                                                                                    $88,546
                                                                                                        ==========
Balance,
December 31, 1998   4,187,500      4,188    5,605,832       1,079,872          --           6,689,892

 Purchase of 43,500
   shares of stock    (43,500)      (44)        --            (78,839)         --             (78,883)
 Foreign currency
  net of tax of
  $4,000                 --          --         --                  --        7,786             7,786      $ 7,786
 Net loss                --          --         --          (1,618,635)        --          (1,618,635)  (1,618,635)
--------------------------------------------------------------------------------------------------------------------
Total comprehensive
  loss                                                                                                  $(1,610,849)
                                                                                                     ===============
Balance,
December 31, 1999   4,144,000   $  4,144   $5,605,832        $(617,602)      $7,786        $5,000,160
                    ==================================================================================

See Notes to Consolidated Financial Statements.

               INDUSTRIAL RUBBER PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 1997 and 1998

                                                       1998               1999
--------------------------------------------------------------------------------
Cash Flows from Operating Activities

   Net income (loss)                                       $88,546  $(1,618,635)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation                                        394,592      800,744
       Amortization                                         98,431
       Provision for bad debts                             362,839       98,653
       Loss on disposal of property and equipment           41,451      250,736
       Deferred taxes                                     (340,000)    (980,000)
       Changes in working capital components, net
          of effects of  business combinations:
          Decrease in trade receivables                    972,434      207,399
          (Increase) decrease in income tax refund
          receivable                                      (254,200)     254,200
          Decrease in inventories                          431,632      179,901
          Increase in prepaid expenses                      (4,629)     (39,515)
          Increase (decrease) in accounts payable
          and accrued expenses                             (41,467)     824,075
          Increase in income taxes payable                  91,000
                                                          --------      --------
            Net cash provided by operating activities    1,651,198      166,989
                                                           --------     --------
Cash Flows from Investing Activities
   Purchase of property and equipment                     (617,649)    (434,714)
   Proceeds from sale of equipment                          18,655
   Disbursements for business combinations              (9,716,015)
   Disbursement for marketable debt securities          (2,467,784)
   Proceeds from maturity of marketable debt securities    825,000    1,642,784
   Disbursement for other assets                           (23,884)     (30,000)
   Increase in cash value of life insurance                (12,386)     (45,358)
                                                        -----------  ----------
              Net cash used in investing activities     (2,296,703)
                                                        -----------  ----------
Cash Flows from Financing Activities
   Net proceeds (repayment) on short-term borrowings    (1,135,000)   6,500,000
   Proceeds from long-term borrowings                      358,800
   Principal payments on long-term borrowings             (245,385)    (187,365)
   Proceeds from sale of common stock, net of
     issuance costs                                      5,463,276
   Disbursement for common stock reacquired                (10,739)     (78,883)
   Dividends paid on common stock                       (1,095,000)
   Repayment to related party                             (106,825)
                                                         ----------   ----------
              Net cash provided by financing activities  3,229,127    6,233,752
                                                         ----------   ----------

Increase in foreign currency translation adjustment                     11,786
                                                        -----------  -----------

             Net increase (decrease) in cash and
                cash equivalents                         2,583,622   (2,152,121)

Cash and cash equivalents:
   Beginning                                               132,344    2,715,966
                                                       -----------   -----------
   Ending                                              $ 2,715,966  $   563,845
                                                       ===========  ============
                                   (Continued)

               INDUSTRIAL RUBBER PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 1997 and 1998

                                                       1998                1999
--------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
   Cash payments for interest                          $  136,686   $   413,111
                                                       =========================

Cash payments for income taxes (net of refunds)        $  257,200   $  (254,100)
                                                         =========   ===========

Supplemental Schedule of Noncash Investing
   and Financing Activities
   Acquisition of businesses, cash purchase price                    $9,716,015
                                                                    ============

Accounts receivable                                                 $ 1,501,550
Inventory                                                             1,399,629
Other current assets                                                     29,226
Property and equipment                                                6,387,391
Cost in excess of net assets of businesses acquired                   1,081,951
Current liabilities assumed                                            (683,732)
                                                                    -----------
                                                                   $  9,716,015
                                                                   =============

See Notes to Consolidated Financial Statements.

               INDUSTRIAL RUBBER PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.      Nature of Business and Significant Accounting Policies

     Nature of business: The Company's operations consist of applying and vulcanizing rubber and applying urethane (for corrosion and abrasion resistant purposes) to pipes, pumps and other wear material surfaces. The Company also produces cast urethane parts and rubber molded parts. The Company's products are primarily for the mineral processing industry, but are also used in the aggregate, paper, utility and military and aerospace industries. The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers.

     A summary of the Company's significant accounting policies follows:

     Basis of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

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

     Investment in debt securities: The Company had investments in marketable debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.

     Property and equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method for buildings and leasehold improvements and a combination of the accelerated and straight-line methods for equipment over the following estimated useful lives:

                                                                         Years
--------------------------------------------------------------------------------
Buildings                                                               19 - 39
Automotive equipment                                                     3 - 5
Machinery and equipment                                                  5 - 10

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

     Goodwill: Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as a purchase. Goodwill is amortized on a straight-line basis over the expected periods benefited of 15 years. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows.

     Income taxes: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As described in Note 10, the Company changed its income tax status during 1998.

     Employee health benefits self-insurance: The Company is self-insured for employee health benefits. The Company has purchased reinsurance to limit claim exposure. The estimated expense from uninsured claims, including incurred but not reported claims, is accrued as losses occur.

     Advertising costs: The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 1998 and 1999, advertising expense totaled $74,005 and $98,152, respectively.

     Revenue recognition: The Company recognizes revenue upon shipment of product. Returns and allowances are recorded in the period the need for such is identified.

     Foreign currency translation: For the Company's Canadian operation, the results of operations and cash flows are translated at average exchange rates during the year, and assets and liabilities are translated at end of year rates. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

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

     During the year ended December 31, 1998, the Company granted options to employees to purchase 173,600 shares of common stock at $4.50 per share and issued underwriters warrants to purchase 126,000 shares of common stock at $6.00 per share. Those options and warrants were not included in the computation of diluted earnings per share because their effect was antidilutive.

Note 2.    Business Combination

     During 1999, the Company entered into two business combinations. On January 20, 1999, the Company acquired for cash certain assets and assumed certain liabilities of Sonwil Products, Inc. (d/b/a TJ Products, Inc.), a company engaged in the business of producing rubber linings, rubber moldings and urethane moldings for the mineral processing, electric power, paper, and U.S. military and aerospace industries to customers located primarily in the Rocky Mountain area of the United States. The total acquisition cost was $2,330,000. The excess of the total acquisition cost over the fair value of the net assets acquired of $860,000 is being amortized over 15 years by the straight-line method.

     On March 31, 1999, the Company acquired for cash certain assets and assumed certain liabilities of ITW Irathane Systems (a Division of Illinois Tool Works, Inc.) which produces liquid urethanes, urethane moldings and rubber and urethane linings for the mineral processing, aggregate, transportation, and power industries to customers located near its manufacturing facilities in Hibbing, Minnesota, Colorado Springs, Colorado, and Sudbury, Ontario, Canada. The total acquisition cost was $8,094,000. The excess of the total acquisition cost over the fair value of the net assets acquired of $222,000 is being amortized over 15 years by the straight-line method.

     The acquisitions have been accounted for as a purchase and results of operations of since the dates of acquisition are included in the consolidated financial statements.

     Unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1999 as though each company had been acquired as of January 1, 1998 follows:

                                                       1998                1999
--------------------------------------------------------------------------------
Sales                                     $      22,500,000   $      15,303,155
Net loss                                           (333,000)         (1,592,024)
Loss per common share                              (0.05)              (0.38)

Note 3.      Revenue by Products and Services

     The Company's revenue is attributed to a single reportable segment and results from the sale of products or services which consist of liquid urethanes, urethane moldings and rubber and urethane linings for the mineral processing, aggregate, transportation, and power industries.

     The following table presents net sales from external customers for each of the Company's groups of products and services for the years ended December 31, 1998 and 1999:

                                                      1998                1999
--------------------------------------------------------------------------------
Urethane cast parts                                $      *         $ 5,047,809
Pipe and pipe lining products                        6,503,184        3,342,395
Coatings                                                  *             363,429
Spray                                                     *             385,222
Proprietary engineered products                        878,980          891,671
Standard rubber products                             2,107,511        2,097,454
Steel cast parts                                          *             315,741
Other                                                  491,593          541,580
                                                    -----------      -----------
                                                    $ 9,981,268      $12,985,301
                                                    ============================

*Relates to new products and services due to acquisitions in 1999.

     The Company's revenue (based on location of the customer) for the years ended December 31, 1998 and 1999 is as follows:

                                                       1998             1999
--------------------------------------------------------------------------------
United States                                      $ 7,207,417      $11,816,264
Canada                                               1,808,399          311,895
Other countries                                        965,452          857,142
                                                    -----------     -----------
                                                   $ 9,981,268      $12,985,301
                                                    ============================

     Net sales for the years ended December 31, 1998 and 1999 include sales to several major customers, each of which accounted for 10 percent or more of net sales:

                                                         Amount of Net Sales
                                                        Year Ended December 31,
                                                      --------------------------
Customer                                               1998               1999
--------------------------------------------------------------------------------
Customer A                                         $ 1,252,635      $ 1,395,948
Customer B                                           2,424,942            *
Customer C                                           1,740,710            *

*The net sales to these customers was under 10 percent of net sales.

     The Company's long-lived assets as of December 31, 1998 and 1999 are located as follows:

                                                     1998                 1999
--------------------------------------------------------------------------------
United States                                   $ 1,699,699         $ 6,864,372
Canada                                                                  611,181
                                                 -------------------------------
                                                $ 1,699,699         $ 7,475,553
                                                 ===============================


Note 4.      Marketable Debt Securities

     The following is a summary of the Company's investment in available for sale securities in which fair value approximates cost as of December 31, 1998:

                                                                        Amount
--------------------------------------------------------------------------------
US government securities                                            $   448,028
Corporate debt securities                                             1,194,756
                                                           ---------------------
                                                                    $ 1,642,784
                                                           =====================

The debt securities matured in 1999.

Note 5.      Inventories

     Inventories consist of the following as of December 31, 1998 and 1999:

                                                           1998           1999
--------------------------------------------------------------------------------
Raw materials                                          $  241,756    $  891,300
Work in process                                           126,405        40,591
Finished goods                                               --         654,388
                                                      --------------------------
                                                          368,161     1,568,279
Raw materials purchased on behalf of customers             40,570        42,180
                                                     ---------------------------
                                                       $  408,731    $1,628,459
                                                     ===========================

     The Company incurs costs on behalf of its customers for the purchase of pipes, pumps and launders and is reimbursed for these costs by the customers. The Company does not receive a commission or recognize gross profit upon sale of these components; therefore, net sales and cost of sales in the statements of income do not include amounts for sales and purchases of components.

Note 6.      Notes Payable and Liquidity

     During 1999, the Company entered into a $2,000,000 revolving line of credit for working capital financing and a $7,000,000 term loan with a bank which are due on March 31, 2000 Advances under the line of credit are subject to a borrowing base of eligible trade receivables and inventories, as defined in the agreement. Advances under the line of credit and the term loan are collateralized by trade receivables, inventories, equipment, general intangibles, assignment of a life insurance policy, and are personally guaranteed by the majority stockholder. Interest on the revolving line of credit is payable monthly at the LIBOR Pricing Rate, plus 2.25% (8.73% at December 31, 1999). Interest on the term loan is payable monthly at the Wall Street Journal Prime Rate (8.5% at December 31, 1999).

     At December 31, 1999, $6,500,000 was outstanding under the term loan and there was no outstanding balance on the revolving line of credit.

Among other things, the agreement requires the Company to:

    a. Maintain a tangible net worth of at least $5,500,000.
    b. Maintain a current ratio of at least 1.5 to 1.
    c. Maintain a leverage ratio of less than 1.75 to 1.
    d. Maintain all of its deposits with the bank.
    e. Refrain from declaring or paying dividends or redeem any of its common stock.
    f. Refrain from incurring additional interest-bearing indebtedness.

     As of December 31, 1999, the Company was in default of certain of the covenants under the line of credit and term loan with the Bank, which is due on March 31, 2000. Under the terms of the agreement, the Bank has the right to declare all amounts immediately due and payable and terminate the agreement. In addition, the Bank exercised its option under the terms of the agreement to increase the interest on the line of credit and term loan by 1.5 percent effective January 1, 2000. The Company has received a waiver from the Bank for loan covenant violations through December 31, 1999, however, remains in default subsequent to December 31, 1999. The Company and the lender are in the process of negotiations. On March 28, 2000, the Company obtained a 90-day extension on the line of credit and term loan through June 30, 2000. Although they are not committed to do so, the Bank may extend the maturities of the line of credit and term notes for an additional 90-day period or periods. It is the Company's plan to work with the lender to obtain the needed extensions, and to seek alternative sources of financing. The Company will use the proceeds from the expected sale of the Colorado facility on March 31, 2000, approximately $1,700,000, to reduce the term loan with the Bank.

Note 7.      Long-Term Debt

     A summary of long-term debt as of December 31, 1998 and 1999 is as follows:

                                                             1998         1999
--------------------------------------------------------------------------------
Note payable bank, due in monthly  installments of
   $1,576 including  interest at 8.5% to April 2003,
   at which time the remaining balance is due.          $ 156,527     $ 150,889
Note payable bank, in participation with the
   Iron Range Resources Rehabilitation Board due
   in monthly installments of $1,144 including
   interest at 3.5% to April 2003, at which time
   the remaining balance is due.                          154,589       146,214
Other notes payable due through November 2002.             46,715        18,903
Note payable, paid in full during 1999.                   145,540          -
                                                      --------------------------
                                                          503,371       316,006
Less current maturities                                   174,263        24,804
                                                      --------------------------
                                                       $  329,108    $  291,202
                                                      ==========================

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

     g. Refrain from consolidating, combining or merging with any other corporation or purchase or acquire the assets of another business.

     The Company was in violation of certain covenants of the above bank notes payable and line of credit agreement as of December 31, 1999; however, these violations have been waived by the Bank.

     Aggregate maturities required on long-term debt as of December 31, 1999 are as follows:

Years Ending December 31,                                            Amount
--------------------------------------------------------------------------------
2000                                                          $          24,804
2001                                                                     21,557
2002                                                                     20,545
2003                                                                    249,100
                                                              ------------------
                                                              $         316,006
                                                              ==================

Note 8.      Stockholders' Equity

     In January 1998, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 25,000,000 and
declared  a  stock  split  so  that  2,934,000   shares  of  common  stock  were
outstanding.

     On April 24, 1998, the Company completed an initial public offering and issued 1,260,000 shares of common stock (excluding the underwriters' over allotment option to purchase an additional 189,000 shares of common stock) at an offering price of $5.00 per share. Proceeds raised from the sale of common stock amounted to $5,463,276, net of offering expenses of $836,724.

     In connection with the initial public offering, the Company issued warrants to the underwriters to purchase 126,000 shares of the Company's common. The warrants may not be exercised during the first year after the effective date of the offering and are exercisable during a period of four years thereafter at a price equal to $6.00 per share.

     The Company made distributions totaling $1,095,000 during 1998 to enable the stockholder to pay income taxes on the Company's income for the year ended December 31, 1997 and period ended March 31, 1998.

     In November 1998, the Board of Directors authorized a plan that allows the Company to purchase up to 50,000 shares of the Company's common stock. The Company repurchased and cancelled 6,500 shares at a cost of $10,739 in 1998 and 43,500 shares were repurchased and cancelled at a cost of $78,883 in 1999. Note 9.

Stock Option and Bonus Plan

     At December 31, 1999, the Company has a stock-based compensation plan which is described below. As permitted under generally accepted accounting principles, grants under the plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option plan. Had compensation costs for the Company's stock options been determined based on the fair value method prescribed in FASB Statement No. 123, net loss and loss per share would have been reduced to the pro forma amounts shown below:

                                                     1998               1999
-------------------------------------------------------------------------------
Net loss:
   As reported                             $      (168,454)   $     (1,618,635)
   Pro forma                                      (189,254)         (1,641,956)

Basic loss per share:
   As reported                             $         (0.04)   $          (0.39)
   Pro forma                                         (0.05)              (0.39)

Diluted loss per share:
   As reported                             $         (0.04)   $          (0.39)
   Pro forma                                         (0.05)              (0.39)

     Options were not included in the computation of diluted earnings per share because the exercise price of those options exceeded the average market price of the common shares during the year. The pro forma effects of applying Statement No. 123 are not necessarily representative of the effects on pro forma disclosures of future years.

     The fair value of stock options used to compute pro forma net loss and loss per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Weighted-average assumptions                        1998              1999
------------------------------------------------------------------------------
Dividend rate                                         -                 -
Price volatility                                      -               55.50%
Risk-free interest rate                            5.75%               5.60%
Expected lives of options                              4                   4

     Stock option plan: On January 30, 1998, the Company adopted the 1998 Stock Option Plan which provided for the granting of stock options to employees, directors and officers of the Company. The number of shares issued pursuant to the options granted shall not exceed 400,000 shares. Options are exercisable at $1.875 and $4.50 per share which approximates fair market value at the date of grant and expire five years after date of grant. Options at $1.875 vest immediately. Options at $4.50 generally vest at a rate of 25 percent per year over a period of four years from the date of grant.

     A summary of the stock option plan is as follows:

                                  1998                         1999
                          --------------------------  --------------------------
                                   Weighted-Average            Weighted-Average
                          Shares    Exercise Price    Shares     Exercise Price
--------------------------------------------------------------------------------
Under option,
beginning of year           --        $  --          169,200        $  4.50
  Granted                173,600       4.50           33,750           1.875
  Exercised                 --           --             --              --
  Forfeited               (4,400)      4.50          (32,000)          4.50
                          ---------------------------------------------------
Under option,
end of year              169,200                      170,950
                        =========                     ========
Options exercisable,
end of year                --                           44,050
                        =========                     ========

Weighted-average fair
 value per option
 of options granted
 during the year         $.90                             $.46
                       ===========                    =========

A further summary of options outstanding as of December 31, 1999 is as follows:

                            Options Outstanding             Options Exercisable
                         -------------------------------------------------------
                                    Weighted-
                                     Average   Weighted-              Weighted-
                                    Remaining   Average                 Average
                        Numger     Contractual  Exercise     Number    Exercise
Exercise Price       Outstanding   Life (Years)  Price      Exercise     Price
--------------------------------------------------------------------------------
$1.875                 3,750         4.80      $ 1.875       3,750      $ 1.875
$4.50                167,200         3.28        4.50       40,300        4.50
                    ------------------------------------------------------------
                     170,950                     4.44       44,050        4.28
                    ========                               ========

     Subsequent to year end the Company canceled all the $4.50 stock options and reissued new options at $2.00 per share.

     Stock bonus plan: During 1999, the Company adopted a stock bonus plan which provided for the granting of stock to employees, directors and officers of the Company. The number of shares which may be issued pursuant to the plan shall not exceed 50,000 shares. The Company granted 43,205 shares and recognized compensation expense of $41,944 for the year ended December 31, 1999.

Note 10.          Income Tax Matters

     For prior years through the three-month period ended March 31, 1998, the Company, with the consent of its stockholder, elected to be taxed under sections of federal and state income tax law, which provide that, in lieu of corporation income taxes, the stockholder separately account for the Company's items of income, deductions, losses and credits. On March 15, 1998, the Company's stockholder terminated this election effective with the period beginning on April 1, 1998 in connection with the initial public offering of its common stock.

     As a result of the termination, the Company recorded a net deferred tax asset of $15,000 in 1998 by a credit to income tax expense, for temporary differences between the financial reporting and the income tax basis.

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
                                                             ===================

     Pro forma income taxes for the year ended December 31, 1998 represent the estimated income taxes that would have been reported had the Company filed federal and state income tax returns under the asset and liability method of accounting.

     The following summarizes the pro forma provision for income taxes (credits) as if the Company was taxed as a C Corporation for the year ended December 31, 1998 and the actual tax provision for the period since the S Corporation termination for the year ended December 31, 1998. The Company was a C Corporation for the entire year ended December 31, 1999:

                                   Pro forma          Actual            Actual
                           -----------------------------------------------------
Year Ended December 31,              1998             1998              1999
--------------------------------------------------------------------------------
Current:
   Federal                    $        4,200   $      --         $       --
   State                               3,800        3,000              1,000
   Foreign                               --            --             90,000
                           -----------------------------------------------------
                                       8,000        3,000             91,000
                           -----------------------------------------------------
Deferred:
   Federal                           (68,000)    (265,000)          (839,000)
   State                             (20,000)     (75,000)          (141,000)
   Foreign                              -             -                -
                           -----------------------------------------------------
                                     (88,000)    (340,000)          (980,000)
                           -----------------------------------------------------
 Total                       $       (80,000) $  (337,000)  $       (889,000)
                           =====================================================

     The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income due to the following:

                                             Pro forma     Actual      Actual
                            ----------------------------------------------------
Year Ended December 31,                        1998         1998         1999
-------------------------------------------------------------------------------
 Computed "expected" tax expense            $(87,000)     $(87,000)   $(878,000)
 Increase (decrease) in income taxes
   resulting from:
   State income taxes, net of federal
   tax benefit                               (10,700)      (14,800)     (92,000)
   Benefit of income taxed at lower rates      6,800         6,800       25,000
   Deferred taxes recorded due to change
   in tax status:                               --         (15,000)         --
   Effect of S Corporation earnings not
   included in taxable income for
   first quarter of 1998                        --        (241,000)         --
   Nondeductible expenses and other           10,900        14,000       56,000
                            ----------------------------------------------------
                                            $(80,000)    $(337,000)   $(889,000)
                            ====================================================

     Net deferred tax assets consist of the following components as of December 31, 1998 and 1999:

                                                         1998             1999
--------------------------------------------------------------------------------
Property and equipment, principally due to
  differences in accumulated depreciation
  and bases of assets                          $      (30,000) $        (70,000)
Foreign currency translation adjustment                 --               (4,000)
                                              ----------------------------------
            Total deferred tax liabilities            (30,000)          (74,000)
                                              ----------------------------------
Additional costs capitalized to inventory
 for income tax purposes                               12,000            28,000
Accrued expenses not currently deductible
 for tax purposes                                       9,000           156,000
Allowance for doubtful accounts                       112,000           153,000
Net operating loss carryforwards                      237,000           963,000
Foreign tax credit carryforward                         --               90,000
                                              ----------------------------------
           Total deferred tax assets                  370,000         1,390,000
                                              ----------------------------------

Valuation allowance for deferred tax assets               -                -
                                              ----------------------------------
           Net deferred tax assets              $     340,000   $     1,316,000
                                              ==================================

     The deferred tax amounts have been classified on the accompanying balance sheets as follows:

                                                        1998             1999
--------------------------------------------------------------------------------
Current deferred tax assets                   $       133,000 $         337,000
Noncurrent deferred tax assets                        207,000           979,000
                                              ----------------------------------
           Net deferred tax assets            $       340,000 $       1,316,000
                                              ==================================

     The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

     At December 31, 1999, the Company has federal net operating loss carryforwards of approximately $2,642,000 and state operating loss carryforwards for Minnesota and Utah of approximately $1,295,000 and $520,000, respectively, which are available to reduce future taxable income. The net operating loss carryforwards expire in 2018 and 2019.

Note 11.     Retirement Plan

     The Company has a Salary Savings Plan and Trust (401(k)) which covers substantially all employees of the Company. The plan provides for contributions in such amounts as the Board of Directors may annually determine. Company contributions for 1998 and 1999 were $49,165 and $29,000, respectively.

     In connection with the acquisition of ITW Irathane Systems, the Company assumed a defined benefit pension plan for ITW Irathane Systems union employees and retirees. Information relative to the Company's defined benefit pension plans is presented below:

                                              Amount
------------------------------------------------------
Changes in benefit obligations:
  Obligations at beginning of year          $ 234,750
     Service cost                              13,602
     Interest cost                             13,012
     Participant contributions
     Benefits paid                            (72,060)
     Actuarial gains                          (34,052)
                                            ---------
                                            ---------
  Obligations at end of year                $ 155,252
                                            =========
                                            =========

Changes in plan assets:
  Fair value of assets at beginning of year $ 204,455
     Actual return on assets                   (7,647)
     Company contributions                     26,149
     Participant contributions
     Benefits paid                            (72,060)
                                            ---------
                                            ---------
  Fair value of assets at end of year       $ 150,897
                                            =========
                                            =========

Funded status at end of year:
  Plan assets less than obligations         $  (4,355)
     Unrecognized gains                       (34,378)
     Unrecognized prior service cost
     Unrecognized transition obligation        49,939
                                            ---------
                                            ---------
  Prepaid pension costs                     $  11,206
                                            =========
                                            =========

Costs recognized during the year:

  Service cost                              $  13,602
  Interest cost                                13,012
  Expected return on plan assets              (11,411)
  Amortization of prior losses (gains)
  Amortization of prior service cost
  Amortization of transition obligation         3,228
                                            ---------
                                            ---------
          Total costs recognized in expense $  18,431
                                            =========
                                            =========

                                                                       Amount
------------------------------------------------------------------------------
 Assumptions used in computing ending obligations:
   Discount rate                                                          8%
   Expected return on plan assets                                         6%

Note 12.     Related Party Transactions

     The Company had a payable of $25,000 to Nelson Roofing, Inc. as of December 31, 1999, a company owned by the majority stockholder of the Company. The Company has a receivable of $6,986 and $86,140 as of December 31, 1998 and 1999, respectively, from Nelson Roofing, Inc. Under the terms of an agreement with Nelson Roofing, Inc. the Company provides management and administrative services based upon actual employee cost plus overhead and receives a management fee for such services.

     Management fees received from Nelson Roofing, Inc. amounted to approximately $90,400 in 1998 and $134,000 in 1999. The Company paid $7,874 and $7,611 in 1998 and 1999, respectively, to Nelson Roofing, Inc. for construction services.

     The Company rented a house in Utah owned by the majority stockholder on a month-to-month basis. Total rent paid to the majority stockholder amounted to $50,760 in 1998 and $33,840 in 1999.

     The Company rents warehouse space from a company owned by the majority stockholder which amounted to $6,700 and $5,500 in 1998 and 1999, respectively.

     Effective January 1, 2000, the Company rents a portion of an office and production facility from the majority stockholder under the terms of a three-year agreement expiring on December 31, 2003. The lease provides that the Company pay all property taxes, insurance, and maintenance plus a monthly rental of $8,400.

     On January 30, 1998, the Company entered into a two-year employment agreement with its president, who is also the majority stockholder. Under the agreement, the president will receive a base salary of $255,216 and bonuses as determined by the Board of Directors. On January 30, 2000 the Company entered into a new two-year agreement in which the president will receive a base salary of $175,000 in addition to quarterly bonuses, as defined in the agreement, and annual bonuses based upon the performance of the Company, as determined by the Board of Directors. The agreement contains certain noncompetition provisions.

     The Company accrued unpaid salary of the major stockholder which amounted to $138,873 as of December 31, 1999.

Note 13.     Business Restructuring and Other Charges

     1999 transactions: During the fourth quarter of 1999, the Company approved a plan to close the Colorado Springs, Colorado production facility and terminate substantially all employees (nine). Substantially all of the operations will be consolidated with the Hibbing, Minnesota facilities. The closure is expected to be completed by April 2000. At December 31, 1999 the Company accrued $98,000 for employee termination benefits. Subsequent to year end the Company entered into an agreement to sell the real estate at the site which has a book value of $1,500,000 for approximately $1,700,000.

     Also in the fourth quarter of 1999, the Company approved a plan to close the Arizona production facility as a result of market conditions. The facility was opened during 1999 to supply sprayed polyurethane and vulcanized rubber products to the Arizona mining industries. The facility is under a three-year lease agreement and the present value of the remaining lease payments of approximately $95,000 has been expensed as of December 31, 1999. In addition, equipment and leasehold improvements with a book value of approximately $263,000 were consider impaired as they are not expected to be used in the future. Accordingly, the Company wrote off the remaining book value of the assets. The Company accrued $50,000 for other charges to close the facility.

                                                                      Amount
-------------------------------------------------------------------------------
 Accrued employee termination benefits                        $         98,000
 Accrued long-term lease and other charges                             145,053
 Asset impairment                                                      262,938
                                                               -----------------
                                                              $        505,991
                                                               =================

     1998 transactions: The Company leased its Utah production facility under the terms of an operating lease expiring January 31, 1999. Lease payments amounted to $13,600 per month at December 31, 1998. The lease provided that the Company pay all utilities, and property taxes and insurance over certain amounts.

     On December 16, 1998, the Company decided to discontinue the operations of the Clearfield, Utah facility and relocate certain assets to TJ Products, Inc. The Company terminated its operating lease effective January 31, 1999. The estimated loss on closing the facility for the year ended December 31, 1998 is as follows:

                                                                        Amount
--------------------------------------------------------------------------------
 Loss on disposal of assets                                    $         39,881
 Operating losses from measurement date to
  December 31, 1998                                                      43,000
 Estimated expenses to close from January 1, 1999
  to anticipated disposal date                                          127,000
                                                              ------------------
                                                              $         209,881
                                                              ==================

Note 14.     Lease Commitments and Total Rental Expense

     The Company leases two office and production facilities under noncancelable agreements which expire in December 2003 and December 2008 and require various minimum annual rentals. The leases also require the payment of the property taxes, normal maintenance and insurance on the properties. See Note 13 regarding Arizona lease.

     The Company also leases automobiles and other equipment on annual leases.

     Total rent expense, including rent paid to related parties, amounted to approximately $301,200 in 1998 and $340,000 in 1999.

     The total minimum rental commitment at December 31, 1999 is due as follows:

Years Ending December 31,                                             Amount
--------------------------------------------------------------------------------
2000                                                          $         296,835
2001                                                                    305,290
2002                                                                    293,628
2003                                                                    156,000
2004                                                                    162,000
Due thereafter                                                          648,000
                                                              ------------------
                                                              $       1,861,753
                                                              ==================

                                  EXHIBIT 10(1)

                              EMPLOYMENT AGREEMENT

     THIS AGREEMENT made effective the 30th day of January, 2000, is by and between Industrial Rubber Products, Inc. a Minnesota corporation (the "Company"), and Daniel O. Burkes, a resident of the State of Minnesota (the "Executive").

     WHEREAS, the Employment Agreement between the Company and Executive is scheduled to terminate on January 30, 2000;

     WHEREAS, the parties wish to provide for the continued employment of the Executive by the Company; and

     WHEREAS, the Company desires reasonable protection of its confidential business and technical information, which has been and will be acquired, and which has been and is being developed by the Company, at substantial expense;

     NOW, THEREFORE, in consideration of the mutual promises contained herein, the Company and the Executive, each intending to be legally bound, agree as follows:

     1. Employment. Subject to all of the terms and conditions of this Agreement, the Company agrees to employ the Executive on a full-time basis as its President and Chief Executive Officer and the Executive accepts this employment.

     2. Duties. The Executive will make the best use of his energy, knowledge and training in advancing the Company's interests. He will diligently and conscientiously perform the duties of President and Chief Executive Officer of the Company, as such duties may be defined by the Company's Board of Directors and such other tasks as may from time to time be reasonably required to further the growth of the Company.

     3. Term. The term of this contract shall be until January 30, 2002 (the "Term"). Notwithstanding the foregoing, the Executive is employed on an at-will basis. The Executive may terminate the employment relationship created by this Agreement upon sixty (60) days notice to the Company, and with no notice if such termination is for cause (as defined below). The Company may terminate the employment relationship created by this Agreement upon sixty (60) days notice to the Executive, if such termination is without Cause (as defined below), and with no notice if such termination is for Cause.

     As used in this Agreement, the term "Cause" as applied to the Company's ability to terminate without notice means (i) the Executive's breach of any of his material duties or obligations under this Agreement, which breach is not corrected within thirty (30) days of receipt of written notice thereof by the Executive; (ii) embezzlement or other misappropriation of property of the Company; (iii) conviction of a felony offense; or (iv) the Executive's persistent refusal to follow the directions or instructions of the Company's Board of Directors. The term "Cause" as applied to the Executive's ability to terminate without notice means any failure to pay or decrease in the Executive's salary not consented to by the Executive. No termination of the employment relationship created by this Agreement shall relieve the Executive of his duties under Sections 5, 6 and 7 hereof.

     4. Compensation.

     a. Salary. The Executive will be entitled to a salary of $14,583.33 per month payable bimonthly beginning February 1, 2000. The Company's Board of Directors may increase Executive's salary provided that if it has been raised, the Company may at any time reduce the salary back to $14,583.33 per month.

     b. Benefits. The Executive shall be entitled to participate in benefit plans and other fringe benefits which may be established by the Company's Board of Directors' for similar executive level executives.

     c. Expenses. The Company shall reimburse the Executive for all ordinary and necessary business expenses the Executive incurs while performing his duties under this Agreement, provided that the Executive accounts properly for such expenses to the Company in accordance with the general corporate policy of the Company as determined by the Company's Board of Directors and in accordance with the requirements of Internal Revenue Service regulations relating to substantiation of expenses.

     d. Bonuses. Employee shall be entitled to participate in the bonus plans described in Exhibit A attached hereto. The Executive's participation in the incentive compensation plan for the second year of the contract shall be subject to the Board's amendment of the goals and allocation made on a Company-wide basis. The Board of Directors may, but is not required to, provide for an additional bonus or other incentive compensation plans.

     5. Inventions.

     a. "Inventions", as used in this Section 5, means any discoveries, designs, improvements or software (whether or not they are in writing or reduced to practice) or works of authorship (whether or not they can be patented or copyrighted) that the Executive makes, authors, or conceives (either alone or with others) and that:

     i. concern directly the Company's products, research or development; or

     ii. result from any work the Executive performs for the Company; or

     iii. use the Company's equipment, facilities, or trade secret information.

     b. The Executive agrees that all Inventions he makes during his employment with the Company will be the sole and exclusive property of the Company. The Executive will, with respect to any such Invention:

     i. keep current, accurate, and complete records, which will belong to the Company and be kept and stored on the Company's premises while the Executive is employed by the Company;

     ii. promptly and fully disclose the existence and describe the nature of the Invention to the Company in writing (and without request);

     iii. assign (and the Executive does hereby assign) to the Company all of his rights to the Invention, any applications he makes for patents or copyrights in any country, and any patents or copyrights granted to him in any country; and

     iv. acknowledge and deliver promptly to the Company any written instruments, and perform any other reasonable acts necessary in the Company's opinion and at its expense to preserve property rights in the Invention against forfeiture, abandonment, or loss and to obtain and maintain letters patent and/or copyrights on the Invention and to vest the entire right and title to the Invention in the Company, provided that, the Executive makes no warranty or representation to the Company as to rights against third parties hereunder.

     Executive acknowledges that since April 15, 1986, the Executive has been developing technology for the Company all of which he hereby transfers to the Company for the considerations stated. Executive agrees that the existing technology, and all derivations, expansions, improvements, and similar additions or modifications to the technology whenever developed by him are and shall be the property of the Company.

     The Executive shall disclose to the Company from time to time all inventions that Executive develops or conceives. The Company shall have thereafter a reasonable period of time of not less than 90 days in which to consider and evaluate the inventions and determine whether the Company will develop the same. The Executive does not have and will not assert any claims to or rights under any inventions as having been made, conceived, authored, or acquired by the Executive prior to this Agreement.

     c. NOTICE: Minnesota law exempts from this Agreement "AN INVENTION FOR WHICH NO EQUIPMENT, SUPPLIES, FACILITY OR TRADE SECRET INFORMATION OF THE EMPLOYER WAS USED AND WHICH WAS DEVELOPED ENTIRELY ON THE EMPLOYEE'S TIME, AND
(1) WHICH DOES NOT RELATE (A) DIRECTLY TO THE BUSINESS OF THE EMPLOYER OR (B) TO THE EMPLOYER'S ACTUAL OR DEMONSTRABLY ANTICIPATED RESEARCH OR DEVELOPMENT, OR
(2) WHICH DOES NOT RESULT FROM ANY WORK PERFORMED BY THE EMPLOYEE FOR THE EMPLOYER."

     d. Upon termination of this Agreement, Executive agrees to return to the Company all property of the Company which Executive has custody and to deliver to the Company all notebooks and other data relating to research, experiments or management studies conducted by the Executive or any inventions made by the Executive.

     6. Confidential Information.

     a. "Confidential Information", as used in this Section 6, means information that is not generally known and that is proprietary to the Company or that the Company is obligated to treat as proprietary. This information includes, without limitation:

     i. trade secret information about the Company and its products or services;

     ii. "Inventions," as defined in subsection 5(a) above;

     iii. information concerning the Company's business, as the Company has conducted it or as it may conduct it in the future; and

     iv. information concerning any of the Company's past, current, or possible future products, including (without limitation) information about the Company's research, development, engineering, purchasing, manufacturing, servicing, finances, marketing or selling.

     v. information concerning any of the Company's past, current or possible future customers, including (without limitation) customer lists, information about the Company's planned advertising campaigns, purchasing plans, methods of operation, servicing, finances, marketing or sales efforts.

     Any  information   that  reasonably  can  be  expected  to  be  treated  as
Confidential Information will be presumed to be Confidential Information (whether the Executive or others originated it and regardless of how he obtained it).

     b. Except as required in his duties to the Company, the Executive will not, during his employment or after termination of his employment with the Company, use or disclose Confidential Information to any person not authorized by the Company to receive it, excluding Confidential Information (i) which becomes publicly available by a source other than the Executive; or (ii) which is received by the Executive after termination of his employment hereunder from a source who did not obtain the information directly or indirectly from Executives or agents of the Company; or (iii) for which disclosure thereof the Company has consented in writing. When the Executive's employment with the Company ends, he will promptly turn over to the Company all records and any compositions, articles, devices, apparatus, and other items that disclose, describe, or embody Confidential Information, including all copies, reproductions, and specimens of the Confidential Information in his possession, regardless of who prepared them.

     7. Competitive Activities. Provided that:

     (1) If this Agreement is terminated by the Company without Cause, the Company has paid to the Executive the salary provided under paragraph 4(a) above for the Term of the Agreement,

     (2) If this Agreement is terminated by the Company for Cause, or

     (3) If the Executive terminates this Agreement without Cause,

     the Executive agrees that during the Term of this Contract and for a period of five years thereafter:

     a. He will not alone, or in any capacity with another firm, (i) directly or indirectly engage in the development, design, production, marketing or sale of any product, technology or services that is competitive with the Company's business as it exists at the time his employment is terminated, nor will he participate in the management or operation of, or become a significant investor in, any venture or enterprise of whatever kind as a principal, officer, director, Executive, representative, agent or shareholder of any entity whose business is the design, development, production, marketing, or servicing of any technology, product or service competitive with the business of the Company as it exists at the time his employment with the Company is terminated; (ii) in any way interfere or attempt to interfere with the Company's relationships with any of their current or potential customers; or (iii) employ or attempt to employ any of the Company's executives on behalf of any other entity competing with the Company. Provided that, nothing in this Section 7 shall restrict the Executive's employment by or association with any entity, venture or enterprise which engages in a business with a product or service that is not competitive with any product or service of the Company, so long as it does not, after Executive's employment, become competitive.

     b. He will, prior to accepting employment with any new employer, inform that employer of this Agreement and provide that employer with a copy of Section 7 of this Agreement, provided that he reasonably believes his new position is or may be contrary to this Agreement.

     8. Conflicting Business. The Executive agrees that he will not transact business with the Company personally, or as agent, owner, partner, or shareholder of any other entity, except as specifically approved by the Company's Board of Directors. The Executive further agrees that during his employment with the Company he will not engage in any business activity or outside employment that may be in conflict with the Company's proprietary or business interests.

     9. No Adequate Remedy. Both parties understand that failure to fulfill the obligations under of this Agreement would cause damage to the other that would be very difficult to determine. Therefore, in addition to any other rights or remedies available to the parties at law, in equity or by statute, each party consents to the specific enforcement of this Agreement, including specifically Sections 5, 6, 7 or 8, through an injunction or restraining order issued by any appropriate court.

     10. Miscellaneous.

     a. Successors and Assigns. This Agreement may not be assigned by the Executive. Except as provided in the next sentence, this Agreement may not be assigned by the Company without the Executive's consent, which consent shall not be unreasonably withheld. In any event, the Company may assign this Agreement without the consent of the Executive in connection with a merger, consolidation, assignment, sale or other disposition of substantially all of its assets or business.

     b. Modification. This Agreement may be modified or amended only by a writing signed by each of the parties hereto.

     c. Governing Law. The laws of the State of Minnesota shall govern the validity, construction, and performance of this Agreement.

     d. Construction. Wherever possible, each provision of this Agreement shall be interpreted so that it is valid under applicable law. If any provision of this Agreement is to any extent invalid under applicable law in any jurisdiction, that provision shall still be effective to the extent it remains valid. The remainder of this Agreement also shall continue to be valid, and the entire Agreement shall continue to be valid in other jurisdictions.

     e. Non-Waiver. No failure or delay by any of the parties hereto in exercising any right or remedy under this Agreement shall waive any provision of the Agreement. Nor shall any single or partial exercise by any of the parties hereto of any right or remedy under this Agreement preclude any of them from otherwise or further exercising their rights or remedies, or any other rights or remedies granted by any law or any related document.

     f. Captions. The headings in this Agreement are for convenience only and shall not affect the interpretation of this Agreement.

     g. Notices. All notices and other communications required or permitted under this Agreement shall be in writing and hand delivered or sent by registered first-class mail, postage prepaid. Such notices and other communication shall be effective upon receipt if hand delivered and shall be effective five (5) business days after mailing if sent by mail to the following addresses, or such other addresses as either party shall have notified the other party:

         If to the Company:                 Industrial Rubber Products, Inc.
                                            3804 East 13th Avenue
                                            Hibbing, MN 55746

         If to the Executive:               Daniel O. Burkes

                                            Hibbing, MN 55746

     h. Representation. Executive has been represented by an attorney and accountant with respect to Executive's entering into this Agreement.

         IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first above written.

EMPLOYER                                        EXECUTIVE

Industrial Rubber Products, Inc.


By_________________________________             ________________________________
Its________________________________             Daniel O. Burkes

                                    EXHIBIT A

                                   BONUS PLANS

     Quarterly Bonus. The Executive shall be entitled to receive a quarterly bonus of up to $20,000 payable on April 30, July 31, October 31 and February 28 of each year during the term of this Agreement. The amount of the quarterly bonus, if any, shall be ten percent (10%) of the Company's Operating Income for the preceding fiscal quarter as reported on the Company's Forms 10-QSB and Form 10-KSB over $50,000. No additional bonus shall be payable for Operating Income in excess of $250,000 a quarter. No bonus shall be payable if Operating Income is less than $50,000 in a quarter. There shall be no carry over or carry back under this quarterly bonus plan.

     Annual Incentive Bonus. The Executive shall be entitled to participate in the Company Wide Incentive Plan as adopted by the Compensation Committee of the Board of Directors on January 20, 2000. Specifically, the Executive is eligible, along with other management personnel, for an annual bonus based on Company performance. The Company Wide Incentive Plan is attached hereto as Exhibit A-1. The Executive's maximum bonus for the fiscal year ending December 31, 2000 is $76,500. The Executive will further be entitled to participate in any Company wide incentive plans adopted for the fiscal year 2001 on such terms as determined by the Board of Directors.

                                   EXHIBIT A-1

                           COMPANY WIDE INCENTIVE PLAN

     General. The bonus pool for the Company Wide Incentive Plan is calculated based on Company performance. The bonus pool is 20% of Operating Income as reported on the Company's Form 10-KSB greater than $1,000,000. The maximum bonus pool would total approximately $225,000 Company Wide. The Company would need to have Operating Income of $2,125,000 ($1,125,000 x 20%) for the approximate maximum of $225,000 to be earned.

     Operating Income greater than $1,000,000 but less than $2,125,000 would result in equal proportional bonuses for all qualifying participants. (i.e. Operating Income of $1,562.520 would result in each participant receiving 50% of their bonus opportunity from the attached sheet.) If Operating Income is less than $1,000,000, no annual incentive bonuses will be earned or paid.

     Basis for Awards. Management personnel will be allocated bonuses based on a combination of division and corporate based performance system. Division-based performance managers must achieve their budget to be eligible.

     Each Manager will be eligible for a certain percent of their base salary, as outlined below. The President and Chief Executive Officer will be eligible for a bonus of 30% of base salary, including Quarterly Bonuses.

DIVISION-BASED PERFORMANCE
Mid-Level (10% of Base Salary)

Geoff Huaun - IR James Haddow - ISI Brett Valeri - ISI Paul Bernard - ISI Roger Maki - ISI Randy Jacobson - ISI Joe Ohrn - TJ Lyle Robinson - TJ Gordon Grenon - Elliot Jim Koshcher - ISI

Upper-Level (20% of Base Salary)
-------------------------------
Dave Butterfield - TJ
Wayne Paquette - Elliott
Joseph Barach - Irathane

CORPORATE-BASED PERFORMANCE
Mid-Level (10% of Base Salary)
------------------------------
Marty Trenberth
James Skalski
Susan Rostvold
Debbie Gustafson

Upper-Level (25% of Base Salary)

Chris Liesmaki
John Kokotovich
Gary Shapiro

Executive (30% of Base Salary, including Quarterly Bonuses)

Dan Burkes

     Date Earned/Paid. To earn a bonus, a participant must be employed on the date the bonus is paid. Bonuses shall be paid on or about February 28 of the following year.

                                  EXHIBIT 10(4)



                                    AGREEMENT

                                 By and Between

                          IRATHANE SYSTEMS INCORPORATED
                               HIBBING, MINNESOTA

                                       and

                          MIDWESTERN INDUSTRIAL COUNCIL

                                  July 1, 1999

                                     through

                                  June 30, 2002

                                      INDEX

ARTICLE                                 TITLE                             PAGE

1         GENERAL PURPOSE OF AGREEMENT                                     1
2         RECOGNITION                                                      1
3         MANAGEMENT                                                       2
4         RESPONSIBILITIES OF PARTIES                                      3
5         HOURS OF WORK, OVERTIME AND ALLOWED TIME                         4
6         HOLIDAYS                                                         6
7         VACATIONS                                                        7
8         SENIORITY                                                        8
9         GRIEVANCE AND ARBITRATION                                        9
10        DISCHARGE AND DISCIPLINE                                         12
11        BULLETIN BOARD                                                   12
12        SAFETY AND HEALTH                                                12
13        LEAVES OF ABSENCE, MATERNITY AND                                 13
          FUNERAL LEAVES
14        JOB POSITIONS, WAGE RATES AND COST OF LIVING                     13
15        INSURANCE AND HOSPITALIZATION BENEFITS                           18
16        PENSION PROGRAM                                                  19
17        TERM OF AGREEMENT                                                20

                                    AGREEMENT

                                 By and Between

                         IRATHANE SYSTEMS, INCORPORATED
                               HIBBING, MINNESOTA

                                       and

                          MIDWESTERN INDUSTRIAL COUNCIL


     This Agreement is made and entered into as of July 1, 1999 by and between Irathane Systems Incorporated of Hibbing, Minnesota, hereinafter referred to as the Company, and Midwestern Industrial Council, hereinafter referred to as the Union.

                                    ARTICLE 1

                          GENERAL PURPOSE OF AGREEMENT

     It is the purpose of this agreement to assure the efficient, economical and profitable operation of the Company to secure and sustain maximum productivity of each employee covered by this Agreement; to maintain a harmonious relationship between the employees in the bargaining unit and the Company; to establish wages, hours and working conditions; to prevent strikes, slowdowns, and other disturbances which interfere with or interrupt production; and further, to set forth the entire agreement between the Company, the Union and the employees covered by this Agreement concerning rates of pay, wages and other conditions of employment to be observed by the parties hereto.

                                    ARTICLE 2
                                   RECOGNITION

     Section 1. The term "employee" as used in this Agreement shall mean all of the production and maintenance employees of the Company, excluding managers, office employees, guards, driver salesmen, laboratory technicians, and any employee defined by the National Labor Relations Ace, as amended, as guards, professional employees or supervisors.

     Section 2. The Company recognizes the Union as the exclusive representative of all production and maintenance employees for the purpose of collective bargaining in accordance with the provisions of the National Labor Relations Act.

     Section 3. As a condition of employment, all production and maintenance employees shall become members of the Union, and must remain in good standing during the life of this Agreement. All new production and maintenance employees shall become and remain members of the Union in good standing during the life of this Agreement beginning on the 91st calendar day following the commencement of such employment.

     Section 4. For the purpose of this Agreement, the term "good standing" shall mean the "payment of periodic dues and initiation fees uniformly required as a condition of acquiring or retaining members".

     Section 5. The company agrees to deduct Union dues from such Union members as may authorize the Company in writing to do so. Such deductions are to be made monthly and be remitted by the Company to the Secretary of the Union, monthly. All members of the Union shall remain members in good standing during the life of the Agreement as a condition of employment.

     Section 6. It is agreed by both parties that there shall be no discrimination of any nature on the part of the employer, the Union, or by the employees themselves against any employee based of race, creed, color, sex or age.

                                    ARTICLE 3
                                   MANAGEMENT

     The management of the plants and works of the Company and the direction of the working force and all operations including the hiring, promoting and rehiring of employees, the suspending, discharging or other disciplining of employees, the layoff and calling to work of employees in connection with any reduction or increase in the working forces, the scheduling of work and the control and regulation of the use of all equipment and other property of the Company, are the exclusive functions of the Company provided, however, that in the exercise of such functions, the Company shall not alter any of the provisions of this Agreement and shall not discriminate against any employee or applicant for employment because of his membership in or lawful activity on behalf of the Union.

                                    ARTICLE 4

                           RESPONSIBILITIES OF PARTIES

     Section 1. Each of the parties hereto acknowledges the rights and responsibilities of the other party and agrees to discharge its responsibilities under this Agreement. The Union, its officers and representatives of all levels, and all employees are bound to observe the provisions of this Agreement. The Company and its officers and representatives of all levels are bound to observe the provisions of this Agreement.

     Section 2. In addition to the responsibilities that may be provided for elsewhere in this Agreement, the following shall be observed:

     a. The Company will not interfere with the rights of its employees to become members of the Union; there shall be no discrimination, interference, restraint or coercion by the Company or any of its agents against any employee in such Union activities while such employees are on Company time.

     b. The Union agrees that neither it nor any of its officers or members will engage in any Union activities on Company time or engage any other employees in such Union activities while such employees are on Company time.

     c. The Union, its officers, agents and members agree that for the duration of this Agreement, there shall be no strikes, sit-downs, slowdowns, stoppages of work nor any acts of a similar nature which would interfere with production, no picketing of any kind or form, however peaceful, and that it will not otherwise permit, countenance or suffer the existence or continuance of any kind of these acts.

     d. The Company agrees that for the duration of this Agreement there shall be no lockouts.

     e. The applicable procedures of this Agreement will be followed for the settlement of all grievances, which shall be considered carefully and processed promptly in accordance herewith.

     Section 3. The parties acknowledge that during the negotiations which resulted in this Agreement, each had the unlimited right and opportunity to make demands and proposals with respect to any subject or matter not removed by law from the area of collective bargaining, and that the understandings and agreements arrived at by the parties after the exercise of that right and opportunity are set forth in this Agreement. Therefore, each party voluntarily and unqualifiedly waives the right and each agrees that the other shall not be obligated to bargain collectively with respect to any subject matter not referred to specifically or not covered in this Agreement even though such subject or matter may not have been within the knowledge or contemplation of either party at the time that they negotiated or executed this Agreement.

     Section 4. If any article or section of this contract or if any rider thereto should be held invalid by operation of law or by any tribunal of competent jurisdiction or if compliance with or enforcement of any article or section should be restrained pending a final determination as to its validity, the remainder of this persons or circumstances other than those as to which it has been held invalid or as to which compliance with or enforcement of has been restrained, shall not be affected thereby.

     Section 5. In the event that any article or section is held invalid or enforcement of or compliance with which has been restrained as above set forth, the parties affected thereby shall enter into immediate collective bargaining negotiations upon the request of the Union for the purpose of arriving at a mutually satisfactory replacement for such article or section during the period of invalidity or restraint. If the parties do not agree on a mutually satisfactory replacement, either party shall be permitted all legal or economic recourse in support of its demands notwithstanding any provision in this contract to the contrary.

     Section 6. Once each month on a designated day, the Union's grievance man and the plant manager or his designee will meet for one-half hour, 15 minutes of which will be on Company time and 15 minutes of which shall be on non-Company time. The purpose of such meeting will be to provide an opportunity to discuss any shop problems and working conditions.

                                    ARTICLE 5

                    HOURS OF WORK, OVERTIME AND ALLOWED TIME

     Section 1. This Article is intended only to provide a basis of calculating overtime and shall not be construed as a guarantee of hours of work per day or per week.

     Section 2. The normal hours of work shall be eight (8) per day and 40 per week. Daily hours of work shall be consecutive except for unpaid lunch periods of fifteen (15) minutes. The normal workday shall be from 7:00 a.m. to 3:15 p.m. When two shifts are routinely scheduled, they will be run from 7:00 a.m. to 3:15 p.m. and 3:15 p.m. to 11:30 p.m. The Company will be exempt from paying double time for any shift with a startup Sunday evening of 11:00 p.m. or later. The normal workweek shall be five days from Monday through Friday inclusive. The normal work pattern may be changed by the Company from time to time to suit varying conditions of the business; provided, however, that changes deemed necessary by the Company shall be made known to the Union as far in advance of such changes as practicable. Employees shall be paid by lunch breach Friday of ever other week.

     Section 3. Overtime (time and one-half) shall be paid for hours worked; a. in excess of any ten (10) hours in any workday; b. in excess of 40 hours in any workweek; c. on any Saturday; employees covered herein will be paid overtime at the rate of twice the employee's regular rate of pay for hours worked on Sundays. d. All vacation and holiday hours shall count as hours worked in computing overtime.

     Section 4. The company agrees to grant two, fifteen (15) minute rest period for each shift.

     Section 5. Employees who are regularly scheduled or who, with more than 8 hours notice, are notified to report and who do report for work shall e allowed:
a. in the event no work for which they were scheduled or for which they were notified to report is available for 2 hours at the employees' standard hourly wage rate; however, any employee called out early by the Company will be permitted to complete his regularly scheduled sift; b. employees who actually being work shall be paid for at least four (4) hours of such additional time as they actually worked. There shall be no duplication of hours paid for whether worked or allowed. allowed time not worked shall not be paid for as overtime nor included in computing overtime.

     Section 6. Any employee working four hours or unscheduled overtime on a shift shall have a meal provided by the Company whenever possible, for each fours hours of unscheduled overtime actually worked. Whenever meals are provided by the Company, Employees shall be given a ten minute paid rest period. In the event the Company is unable to provide a meal, then the employee shall be entitled to a meal allowance up to $5.00 provided a receipt for purchase is presented.

     Section 7. When the Company has reasonable advance knowledge of the necessity of working overtime, it will give reasonable advance notice to the employees selected to work overtime. In the event of overtime work extending four (4) or more hours beyond the compensation of the employees' regular shift, the employees will be given a one-half hour unpaid rest period.

     Section 8. No employees shall be required to work more than six (6) consecutive days.

                                   ARTICLE 6
                                    HOLIDAYS

     Section 1. Legal holidays shall be New Year's Day, Good Friday, Memorial Day, Independence Day, Labor Day, Thanksgiving Day, Christmas Day, and Christmas Eve Day. The Company will provide an additional paid holiday; such holiday shall be a floating holiday. The Company will designate the floating holiday during the contract years. All work performed by the employees covered herein on the legal holidays set forth above will be paid at the rate of twice the employee's regular rate of pay. On those aforesaid legal holiday on which no work is performed, employees covered herein shall be compensated at their regular straight time rate of pay for eight (8) hours. Should any of the above holidays fall on Sunday, the day observed by decree of proclamation shall be considered as the legal holiday, and work performed shall be paid for at twice the employee's regular rate of pay; and if no work is performed, employees shall be compensated at their regular straight time hourly rate of pay. Sunday and holiday work shall be option by the employee.

     Section 2. If a holiday falls within an employee's vacation period, he shall receive an additional day's paid vacation or eight (8) hours pay at his established straight time rate in lieu thereof as follows: If an employee informs the Company prior to the commencement of his vacation that he desires to work the day substituted for the holiday rather than receive simply an additional day's vacation pay, the Company will give consideration to such request and if allowed, will pay the employee eight (8) hours holiday pay and eight (8) hours regular pay, each at the straight time hourly rate for such days worked.

     Section 3. In order than an employee be qualified for holiday pay, he must have completed his probationary period and have worked the scheduled workday before and the scheduled workday after such holiday or have been excused by the Company.

     Section 4. Holidays falling on a weekend shall be observed on Fridays or Mondays as designated by the Employer. Such Friday or Monday designated as a day off shall be with pay.

                                    ARTICLE 7
                                    VACATIONS

     Section 1. Employees will be eligible for vacation based on the following criteria: Completion of their anniversary year and hours of actual and credited work per the attached schedule. This includes employees on layoff or excused in accordance with this Agreement. Vacations will be granted by the following schedule:

Years of                         Total Vacation Days
Service                                                           Not to Exceed:
-------                                                           -------------
1                       1 day for every 360 hours actually                  5
                        worked, including credited hours

2                       1 day for every 180 hours actually                  10
                        worked, including credited hours

7                       1 day for every 120 hours actually                  15
                        worked, including credited hours

15                      1 day for every 90 hours actually                   20
                        worked, including credited hours

20                      1 day for each year of service in
                        excess of 20 years to a maximum
                        of 5 additional days not to exceed
                        25 days of vacation                                 25

     Credited hours for the purpose of Article 7, Section 1, means the total of vacation, holiday and funeral leave hours. Actual hours worked mean regular straight time hours, but excluding workers compensation lost time hours in calculations.

     Section 2. Vacation pay shall be equal to forty (40) hours for each week.

     Section 3. Employees shall receive their vacation pay before leaving on vacation, provided such request is submitted two weeks in advance in writing.

     Section 4. Consistent with the needs of the operation, employees will receive consideration for their vacation preference based on their respective length of continuous service.

     Section 5. If required by the needs of the operation, the Company may reschedule an employee's vacation subject to agreement of the affected employee.

     Section 6. There shall be no carry over of vacation from year to year unless approved by the employer.

     Section 7. An employee who has been employed by the Company for a minimum of one year and who voluntarily terminates with two week written notice to the employer shall receive vacation pay earned per the schedule in Section 1.

     An employee on layoff on his anniversary date shall receive pro-rata vacation pay earned per the schedule in Section 1, provided he is otherwise eligible for such pay.

                                    ARTICLE 8
                                    SENIORITY

     Section 1. Computation of length of continuous service shall be computed from the date of employment by the Company.

     In computing length of continuous service, there shall be no deduction of any time lost which does not constitute a break in continuous service. Continuous service shall be broken for any reasons set forth in the following paragraphs, a, b, c, d, e, f, and g.

     a. Voluntarily quitting the service

     b. Discharge

     c. Failing within five (5) days after being notified in person or receipt of written notice by the Company, addressed by registered mail to his last-known address on record with the Company, to report for available work or to obtain a leave of absence therefrom.

     d. Failing to report for work at the termination of a leave of absence or extension thereof.

     e. If an employee shall be absent because of layoff or non occupational injury or illness, he shall continue to accumulate continuous service during such absence for a period equal to seniority, but not to exceed 18 months.

     f. Employees injured while on duty shall accumulate credit for continuous service until the termination of the period for which statutory compensation is payable, but their continuous service shall be broken if they do not report for work after the termination of such period.

     g. Employees failing to report for work for three (3) days without reasonable excuse.

     Section 2. New employees and those hired after a break of continuous service will be regarded as probationary employees for the first 90 days of their employment, and will receive no continuous service credit during such period. During the period of probationary employment, probationary employees may be laid off or discharged, as exclusively determined by management. Probationary employees continued in the service of the Company subsequent to such probationary period shall receive full continuous service credit from the date of hiring at the beginning of the probationary period.

     Section 3. For the purpose of layoffs, employees with the least continuous service in each job classification shall be laid off first, provided the remaining employees are qualified, in management's good faith and judgment, to perform the necessary work. In the event the lay off exceeds five (5) working days, the Company shall consider the status of any employee on layoff to determine whether the employee has the qualifications to perform work then being performed by an employee in another job classification, with less continuous service with the Company. If the Company concludes that laid off employee has such requisite qualifications, he will be recalled and substituted for the more junior employee, who will then be placed on layoff status. During the period of a layoff, no new employees shall be hired to perform the same job which a laid off employee is then able to perform. The employees shall be recalled to work in the order of their seniority within each job classification with a laid off employee in each class having the greatest amount of continuous service receiving the first recall.

     Section 4. Designated leadman shall be the last to be laid off in their respective divisions in the event of a layoff.

     Section 5. When the Company has reasonable advance knowledge of a prospective layoff, it will attempt to notify the affected employee three (3) days before the commencement of such.

     Section 6. If an employee at the plants or works of the Company has been or shall be promoted to a supervisory position, he shall retain and continue to accumulate length of service in the seniority unit from which he was or shall be promoted.

                                    ARTICLE 9

                            GRIEVANCE AND ARBITRATION

     Section 1. The purpose of this section is (1) to provide opportunity for discussion of any request or complaint, and (2) to establish procedures for the processing and settlement of grievances as defined in Section 2 of this article.

     Section 2. "Grievance" as used in this Agreement is limited to a compliant or request of an employee which involves the interpretation of, application of, or compliance with the provisions of this Agreement.

     Section 3.

     Step 1. Any employee who believes that he has a justifiable request or complaint, shall discuss the request or complaint with is supervisor, with or without the grievance committeeman being present as the employee may elect, in an attempt to settle same. However, any such employee may instead if he so desires, report the matter directly to his grievance committeeman, and in such event the grievance committeeman, if he believes the request or complaint merits discussion, shall take it up with the employee's supervisor in a sincere effort to resolve the problem. The employee involved may be present in such discussion if he so desires. A grievance to be considered beyond Step 1 must be filed in writing with the supervisor on forms furnished by the Company, promptly and within five (5) working days after the conclusion of Step 1 discussions. It shall be dated and signed by the grievance committeeman and the employee (or other employee affected) and should include such information and facts as may be of aid to the Company and the Union in arriving at a fair, prompt and informed decision. The supervisor should write on the grievance form: "The grievance committeeman and/or employee and I have fully discussed this grievance and I have determined as follows: ." Indicate the date he received the grievance form, sign it and deliver it to the Plant Manager.

     Step 2. A grievance in this step shall be discussed in an attempt of settlement at a mutually convenient time between the grievance committeeman and the Plant Manager or his designee, and answered within ten (10) working dates from the date of initial filing of the written grievance with the foreman.

     Brief minutes of all Step 2 meetings shall be prepared by the Company and jointly signed by the Company representative and the grievance committeeman. If the Union representative shall disagree with the accuracy of the minutes as prepared by the Company, he shall set forth and sign his reasons for such disagreement or they shall be regarded as agreed to. Two copies of such minutes shall be handed the grievance committeeman not later than ten (10) days after the date on which the meeting was held.

     If the Plant Manager's decision is not appealed to Step 3, the grievance shall be considered settled on the basis of the decision last made and shall not be eligible for further appeal.

     Step 3. In order for a grievance to be considered further, written notice of appeal to arbitration shall be served within ten (10) days after receipt of the Step 2 minutes by the representative of the International Union, certified to Management in writing upon the representative of the Company, similarly certified to the Union by the Company.

     The parties shall agree to a system whereby a single arbitrator shall be designated to hear the cases arising under this Agreement. If the parties are unable to agree on the designation of an arbitrator to hear any grievance, then the parties shall request the Federal Mediation and Conciliation Service to furnish the names of five (5) arbitrators, each of whom shall be a member of the National Academy of Arbitrators, and the parties shall then proceed to strike four (4) names from the list, and the arbitrator whose name remains shall be designated the arbitrator to hear the grievance. The decision of the arbitrator on any issue properly before him, in accordance with the provisions of this Agreement, shall be final and binding upon the Company, the Union and all employees concerned. The expense and salary incident to the services of the arbitrator shall be shared equally by the Company and the Union. Awards of the Arbitrator may or may not be retroactive as the equities of the particular cases may demand, but in any event that shall be no retroactive award earlier than the date the grievance was first presented in written form as described in Step 1 of this article.

     a. The arbitrator shall have jurisdiction and authority only to interpret, apply or determine compliance with the provisions of this Agreement, insofar as shall be necessary to the determination of grievances appealed to the arbitrator. The arbitrator shall not have jurisdiction or authority to add to, detract form or alter in any way the provisions of this Agreement.

     b. The grievance procedure may be utilized by the Union in processing grievances which allege a violation of the obligations of the Company to the Union as such. In processing such grievances, the Union shall observe the specified time limits in appealing, and the Company shall observe the specified time limits in answering.

     c. If this Agreement is violated by the occurrence of a strike, work stoppage or interruption or impeding of work at the plant, no grievances shall be discussed or processed in the third step level or above in the plant while such violation continues, but under no circumstances shall any grievance concerning employees engaged in the violation be discussed or processed while such violation continues.

     d. Notwithstanding the procedure herein provided, any grievance may be submitted to the arbitrator at any time by agreement of the parties to this Agreement.

     e. If this Agreement is violated by the occurrence of a strike, work stoppage or interruption or impeding of work at the plant, the arbitrator shall refuse to consider to decide any cases concerning employees at the plant involved in such violation while such strike, work stoppage or interruption or impeding of work is in effect.

     f. When arbitration hearings are conducted during regular working hours, those employees who are necessary witnesses shall suffer no loss of regular income during the time they testify at such hearings.

     g. One copy of the arbitrator's decision shall be sent to each of the parties thereto and to the office of the International Union.

                                   ARTICLE 10

                            DISCHARGE AND DISCIPLINE

     All employees are expected to abide by any reasonable rules of Management as outlined in the Irathane Systems Corporate Guidelines for Disciplinary Action. Any violation of the employer's rules shall be sufficient cause for discipline of an employee by suspension for three (3) days, and a second violation of such rules shall be sufficient cause of an immediate dismissal. The employer shall have the right to immediately discharge an employee without warning if the cause of such discharge is dishonesty, intoxication, drinking on duty, or improper use of controlled substances, willful destruction of the employer's property or recklessness resulting in either the threat of a serious accident or a serious accident while on duty.

                                   ARTICLE 11

                                 BULLETIN BOARD

     The Union shall have the right to post notices of Union business on the shop bulletin board.

                                   ARTICLE 12

                                SAFETY AND HEALTH

     Section 1. The Company shall continue to make reasonable provisions for the safety and health of its employees in the shop, and all employees are required to comply to these provisions.

     Section 2. The Company agrees to provide adequate and decent health and sanitation facilities including adequate ventilation.

                                   ARTICLE 13

                 LEAVE OF ABSENCE, MATERNITY AND FUNERAL LEAVES

     Section 1. Employees desiring a leave of absence not to exceed thirty (30) days for the purposes other than non-company employment or the seeking thereof, may request such from the Company which may allow such leave if the Company determines that such will not impair the efficiency of the operation. An additional eave of absence of thirty (30) days may be mutually agreed upon between the employee and the Company.

     Section 2. The Company agrees to provide a funeral leave with pay for the actual time lost from work, providing employee is absent to attend or make funeral arrangements for up to three (3) days for the following relations:
Spouse, parents, children, brothers and sisters. Up to two (2) days for: mother-in-law or father-in-law. Up to one (1) day for: Aunt, uncle, grandparents or other in-laws.

     Section 3. Maternity leave of absence shall be granted to eligible employees in compliance with applicable State and Federal rules and regulations. An employee wishing to return from maternity leave shall provide the employer with her request for reinstatement accompanied by an attending physician's statement of satisfactory health.

                                   ARTICLE 14

                  JOB POSITIONS, WAGE RATES AND COST OF LIVING

     Section 1. Job positions require that significant facts be recorded on a job description which shall set forth the identification, location, primary function, tools and equipment, materials, source of supervision, direction exercised, and working procedure. It should be written in simple, clear and meaningful language, and confined to information considered necessary to describe the principal function of the job. Job descriptions are not intended to be and rarely are definitive and all inclusive descriptions of working procedures and tolls used. All the duties and work requirements of a job are not expected to be cataloged in a job description. Consequently, the fact that a particular duty is not referred to in a job description is not to be controlling in determining whether the incumbent of the job may be required to perform that duty.

     A. Significant details concerning the function and requirements of each job shall be set forth in a job description and shall:

     Provide a means of identifying the job under consideration, the processes, equipment and products with which it is concerned, and shall serve only as a basis for which to classify the job.

     Reflect the general details considered necessary to describe the principal functions of the job identified and shall not be construed as a detailed description of all the work requirements that may be inherent in the job.

     Provide, together with the reasons for the classification, the basis from which to judge changes in job content which may result from new or changed conditions when such are established from time to time.

     B. The job description form shall be completed in the following manner:

     IDENTIFICATION DATA shall contain as a minimum, the name of the company, department and plant in which the job is located, date and job title.

     PRIMARY FUNCTION shall be limited to a concise statement of the principal duties of the job.

     TOOLS AND EQUIPMENT are those used in the performance of the job which actually come under the control of the workman and should be shown in sufficient detail to identify such tools and equipment.

     MATERIALS are those which are produced, consumed or handled in the performance of the job and should be shown in sufficient detail to assure correct identity. Only those materials for which the subject job is responsible should be shown.

     EQUIPMENT is considered as material for some jobs. For example, a machine would be equipment for a Machine Operation, but would be a material for a Maintenance employee who maintains it.

     INCLUSIVE TERMS, such as rubber or urethane plant additions or processes commonly associated with jobs or processes, should be used where appropriate instead of detailed lists of such materials.

     SOURCE OF SUPERVISION should show the title or titles of managerial personnel who exercise direct supervision over the job. If an hourly rated job leads or directs the subject job, its plant title also should be shown.

     DIRECTION EXERCISED should show the title of other jobs, if any, for which the job being described has responsibility for on-the-job directions, such as helpers or other positions. Merely relaying information or signaling does not constitute direction.

     WORKING PROCEDURE should not contain a detailed elemental breakdown, but should contain sufficient information to permit classification of the job in a factual basis.

     Section 2. When it is determined by the Company that a vacancy (other than a temporary vacancy) exists as set forth in Section 8 of Article 8 of this Agreement, the Company shall post a notice of such vacancy on the bulletin boards.

     A. The Company may temporarily fill such vacancy during the time required to give the posted notice stipulated herein, and for such reasonable time as may be necessary to consider such applications presented without being subject to grievance.

     B. Notice of vacancies shall be posted for five (5) working days and during this time, applications shall be made in writing on forms provided by the Company.

     C. If no applications are received in the five (5) day period, the Company may fill such vacancy in any manner it desires. Notice of vacancy posting shall include the job title and rate of pay.

     D. The Company may disregard any employee who has failed to file an application for a position within the time set forth above, and failure to consider any such employee for appointment to such position shall not be made the subject of grievance.

     E. In filling permanent vacancies, if the ability to perform the work of the job to which the promotion is to be made and physical fitness are equal, applicants shall receive consideration in order of their continuous service.

     F. The successful applicant shall have a thirty (30) day trial period in which to demonstrate his qualifications and ability to perform the job. If during such period the Company deems the employee unqualified or the employee is dissatisfied, the employee shall be returned to his former position without loss of seniority. If an employee is successful in his bid for a posted job of a higher classification, he will retain his current rate of pay until the completion of his 30-day trial period.

     G. Each employee shall be restricted to one (1) successful bid in any one year. If an employee is disqualified by the Company, this shall not be deemed a successful bid. If the employee disqualified himself, this shall be deemed a successful bid for the purpose of this Agreement.

     H. Downward bidding will be permitted only at the discretion of the Company and for the established rate of the job.

     I. Additional vacancies occurring within a period of fifteen (15) calendar days subsequent to the selection of an applicant may be filled from the list of applicants for the vacancy and no new notice will be posted unless it is determined by the Company that such notice is necessary.

     Section 3. The job positions and rates of pay during the term of this Agreement shall be as follows:

     a. Job Classifications and Rate of Pay:

                                  EFFECTIVE         EFFECTIVE        EFFECTIVE
                                   07/01/99         07/01/00         07/01/01
                                 --------------    --------------   -----------

Casting Machine Operator             $15.63           $15.98            $16.28

Casting Machine Helper                14.03            14.38             14.68

Maintenance Mechanic                  15.13            15.48             15.78

Warehouse                             13.03            13.38             13.68

Utility "A"                           13.03            13.38             13.68

Utility "B"                           12.03            12.38             12.68

General Labor                         11.48            11.83             12.13

Differential Rates:

         Leadman                      $1.00
         Afternoon shift              .35
         Night shift                  .50
         Boiler license               .50

     Section 4. The rate for summer students shall be established by the Company, not to exceed the General Labor rate in effect at the time of hire.

     Section 5. For all new employees hires, the following progression schedule shall apply:

         Start                                                         70%
         After 30 days                                                 75%
         After 90 days                                                 80%
         After six months                                              90%
         After 2 years                                                 100%

     Section 6. Employees working any shift commencing at 3:00 p.m. or later, shall receive a shift bonus of $.35 per hour for each hour worked on such shift. Employees working on any shift commencing at 11:00 p.m. or later shall receive a shift bonus of $.50 per hour for each hour worked on such shift.

     Section 7. The employer may designate an employee of its choice from the bargaining unit as leadman. An employee so designated shall receive $1.00 per hour in addition to his base rate of pay. In the event no employee is interested in such designate or lacks the skills, ability and physical fitness to perform such lead function, the employer may hire an employee to fill such leadman position. The company shall not use this position to defeat the seniority provisions of this Agreement.

     a. An employee who is in the position of Maintenance Mechanic shall receive a premium of $.50 per hour for the boiler license that they hold.

     Section 8. The plant manager and other supervisors shall not perform work on a job normally performed by employees in the bargaining unit; provided however, this provision shall not be construed to prohibit supervisor from performing the following type of work:

     a. Experimental  work.

     b. Demonstration work performed for the purpose of instructing and training employees.

     c. Work required of the supervisors by emergency conditions which if not performed might result in interference with operations, bodily injury or loss or damage to material or equipment.

     Section 9. Employees may be assigned or transferred to such jobs and such work areas as management in its good faith discretion determines is necessary for the efficient operation of the business. Employees will not be assigned out of their regular work areas on a permanent basis unless their previous job is changed or discontinued.

     Section 10. Job transfers due to daily fluctuations in work load and operations:

     a. Employees who actually being work and are later transferred during the shift to a position with a lower or higher rate of pay, shall be paid for all hours on that shift at his standard rate. However, if on the succeeding day (regular scheduled shift) he is assigned to the position with the lower or higher rated pay, he will be paid the job class rate for al hours worked on that and all succeeding days until transferred back to his regular position.

     b. Job transfers due to layoffs: Employees will be assigned to the remaining positions according to qualifications. Qualifications and ability to perform the work will be made in good faith judgment of management. The job class rate application to the position assigned will be paid.

     c. Job vacancies: Employees transferred by the Company to temporarily fill a job vacancy being posted as outlined in Section 2 of this Articles shall in the event the job class of the vacant job is lower, receive his standard job class rate.

     Section 11. COST OF LIVING ADJUSTMENT: NOTWITHSTANDING ANYTHING TO THE CONTRARY CONTAINED HEREIN, THE APPLICATION OF ANY COST OF LIVING ADJUSTMENT DURING THE TERM OF THIS AGREEMENT SHALL BE NULL AND VOID.

     Cost of living adjustments shall be an "add on" and shall not be part of the employees standard hourly wage scale. Such adjustment shall be payable only for hours actually worked and for reporting allowance and shall be included in the calculation of overtime, but shall not be used in the calculation of any other pay, allowance or benefit.

                                   ARTICLE 15

                     INSURANCE AND HOSPITALIZATION BENEFITS

     Section 1. The Company shall provide medical insurance and hospitalization benefits for eligible employees. The Company will pay the premium of the above group insurance plan. Employees shall share the cost by contributing up to a maximum amount as follows:

                  Single coverage:          $10 per month
                  Family coverage:          $65 per month

     The terms and conditions of the Plan are not subject to grievance or arbitration and shall be determined by the Company and controlled by the Trust Agreement. Further, the Company retains the right to amend and change the Plan providing such changes do not discriminate against Union employees.

     Section 2. The Company shall provide dental insurance to eligible employees. The terms and conditions of the Plan are not subject to grievance or arbitration and shall be determined by the Company and controlled by the Plan Agreement. Further the Company retains the right to amend and change the Plan providing such changes do not discriminate against the Union employees.

     Section 3. The Company will provide a Sickness & Accident benefit which will pay $325 per week for all union employees and for a maximum of 13 weeks. Benefits commence on the eighth calendar day of certified disability.

     Section 4. The Company will provide a Long Term Disability benefit which will equal 60 percent of your monthly earnings prior to your disability, not to exceed a maximum of $5,000 per month. Monthly earnings do not include any bonuses, overtime pay or other extra compensation. The employees must meet the eligibility requirements as stated in the plan to qualify.

     Section 5. The Company will provide a Life and Accidental Death and Dismemberment benefit to the employees. This plan provides basic life insurance coverage equal to $50,000. The employee will have an option to acquire additional life insurance based on the rates established by our insurer. Also, the Accidental Death and Dismemberment benefits are subject to the provisions of the Company's plan.

     Section 6. The company will provide a Safety Glass program for the employees. This plan provides for the following expense reimbursement on an annual basis:

                           Exam Only:                         $38.00
                           Exam & Single Vision Glasses:      $58.00
                           Exam & Bi-focal glasses:           $78.00

                                   ARTICLE 16

                                 PENSION PROGRAM

     Article 1. The Company agrees to continue the current pension program, on the same basis as outlined in prior agreements and at a retirement income of $200.00 times years of credited service from date of employment.

     Effective July 1, 1993, the Company will provide an additional $25 benefit per year of credited service from July 1, 1993.

     Effective July 1, 1994, the Company will provide an additional $25 benefit per year of credited service from July 1, 1994.

     Effective July 1, 1995, the Company will provide an additional $25 benefit per year of credited service from July 1, 1995.

     Effective July 1, 1996, the Company will provide an additional $25 benefit per year of credited service from July 1, 1996.

     Section 2. The Company agrees to implement a 401(k) plan for the employees. All people employed by Irathane Systems and a member of the union who have completed sixty (60) days of service and have attained at least the age of 20 may join the first of the month after their sixty day anniversary. As a Plan participant, you may authorize payroll deductions of 1% up to 18% of your gross salary for investment in the Plan. You may increase or decrease your deposit percentage on January 1, April 1, July 1 or October 1. You may stop making contributions at any time. As of this time, there will be no company contribution made to this Plan.

                                   ARTICLE 17

                                TERM OF AGREEMENT

     Section 1. The term of this Agreement shall be from the first day of July 1999 and remain in full force and effect through June 30, 2002.

     Section 2. Any party has the right to terminate or amend this Agreement by giving notice to the other party, sixty (60) days before the expiration of this Agreement. Failure to give such notice shall cause this Agreement to be renewed automatically for a further period of twelve (12) months.

     Section 3. In the event such written notice is given and a new Agreement is not signed before the expiration date of this Agreement, then this Agreement shall continue in force until a new agreement is signed, negotiations are formally broken off or until a strike or lockout occurs.

     IN WITNESS WHEREOF,  we have set our hands and seals this day of June 1999.

IRATHANE SYSTEMS INCORPORATED                        MIDWESTERN INDUSTRIAL
COUNCIL

/s/ Daniel O. Burkes                                /s/ Lowell Schultz
/s/ John Kokotovich                                 /s/ Albert A. Guddeir
/s/ Deb Gustafson                                   /s/ John Koslucher
                                                    /s/ Ernie ?

                                  EXHIBIT 10(5)

                                    AGREEMENT

                                     between

                             ITW IRATHANE / ELLIOTT
                           "A DIVISION OF ITW CANADA"

                        3015 CKSO ROAD, SUDBURY, ONTARIO

                                       and

                          THE INTERNATIONAL BROTHERHOOD

                                       OF

                           PAINTERS AND ALLIED TRADES

                                   LOCAL, 1904

                                SUDBURY, ONTARIO

                                    Effective

                           June 1, 1999 - May 31, 2001

                                    AGREEMENT

     ITW IRATHANE / ELLIOT, "a Division of ITW Canada", hereinafter referred to as "The Company" and The International Brotherhood of Painters and Allied
Trades, Local 1904, hereinafter referred to as "The Union" as the bargaining agent for the employees covered by this agreement, agree as follows:

                                   ARTICLE 1

                             DEFINITION OF EMPLOYEE

     1.01 The terms of "Employee" and "Employees" as used in this Agreement (except where the context clearly indicates otherwise) shall mean an employee or employees within the bargaining unit represented by the Union.

     1.02  The  Company  may  hire   temporary   employees  with  the  following
provisions:

     a) This Company agrees to advise the Union of the nature and duration of the work and the number of temporaries that the Company expects to hire.

     b) All employment mentioned in 1.02 shall be subject to the Union membership as outlined in Article 3 with the exception that the Union will allow work permits for jobs of less than six (6) months duration.

     c) They shall not  receive any  benefits  as laid out in Article  #21.

     d) A temporary position will become regular subject to all terms and conditions of the Agreement if it continues beyond six (6) months of that time or is reactivated within six (6) months of that time.

     e) None of the conditions under 1.02 will result in the reduction of full time positions or hours normally worked by regular full time employees.

                                    ARTICLE 2

                              DESCRIPTION OF UNIT

     2.01 The Company recognizes that the Union is certified as the sole collective bargaining agent of all its employees at Sudbury, save and except the supervisors, guards, persons above the rank of supervisor, office and sales staff.

                                    ARTICLE 3

                                 UNION SECURITY

     3.01 All Employees covered by this Agreement shall, as a condition of continued employment, become a member of the Union within thirty (30) days of ratification of this Agreement. All employees hired after the ratification of this Agreement shall, as a condition of continued employment, become a member of the Union within thirty (30) days of his/her hiring date. However, employees hired under the provisions of Article 1.02 are exempt from Union membership and will work under work permits issued by the Union. It if further agreed that all aforementioned employees shall maintain such membership or work permits in good standing as a condition of continued employment.

     3.02 Employees hired under the provisions of Article 1.02 are exempt from Union membership and will work under work permits issued.

     3.03 The Company will, commencing with the date of signing this Agreement, honor an authorization for the deduction and remittance of an amount equivalent to the regular weekly Union dues and initiation fees, when applicable, of any employee who instructs the Company to make such a deduction on a form provided by the Union.

     3.04 The Company will remit the monies so deducted to the office of the Union prior to the twentieth (20th) day of the month following the month in which deductions are made and will name the employees from whose pay such payment has been deducted.

     3.05 Except in cases of emergency, production difficulties, instruction, experimental or research work, or situations where no qualified employee within the bargaining unit is available to do such work, supervisory employees shall not work on any job normally performed by an employee in the bargaining unit.

     3.06 In cases involving the training of employees, senior employees shall be entitled to preference subject to the following factors:

     a) seniority;

     b) physical fitness of the employee to do the job;

     c) the ability,  knowledge, state of training, and skill of the individual;

     Where factors b) and c) are relatively equal, then seniority shall govern.

                                    ARTICLE 4

                                 DISCRIMINATION

     4.01 It is agreed by both parties that there shall be no discrimination of any nature on the part of the employer, the Union or by the employees themselves against any employee on the ground of: race, ancestry, place of origin, colour, ethnic origin, citizenship, creed, sex, sexual orientation, handicap, age, marital status, family status, the receipt of public assistance, record of offenses, or any other provision of the Human Rights Code, 1981.

                                    ARTICLE 5

                                 UNION NOTICES

     5.01 At the request of the Union, the Company shall let the Union post on the Company bulletin boards, located in the shop, Union notices that have been approved by the Company.

                                    ARTICLE 6

                             NO STRIKES OR LOCKOUTS

     6.01 During the life of this agreement the Union shall not cause or support, nor shall any employee or employees take part in any action against the Company such as a strike, international slowdown in rate of production, or any other, interference with or stoppage for the Company's work. The Company shall not conduct a lockout during the term of the Agreement.

                                    ARTICLE 7

                               SAFETY AND HEALTH

     7.01 The Company will make safety equipment available to its employees in accordance with job requirements and existing safety legislation.

     7.02 The Company welcomes from the Union, its members, or any employees, suggestions regarding safety and health.

     7.03 Employees shall abide by and obey reasonable safety rules and regulations established by the Company.

     7.04 The Company will supply one (1) pair of C.S.A. approved safety footwear per year, per employee, based on the employees anniversary date of hire. In the event the employee elects to purchase alternate (Company approved) footwear the Company will reimburse up to the amount of sixty-five ($65.00) dollars upon proof of purchase.

                                    ARTICLE 8

                               WORKING CONDITIONS

     8.01 The Company agrees that its policy is to provide proper safety facilities, proper ventilation and heat in accordance with the standards set by the laws of the Province of Ontario and/or Canada.

                                    ARTICLE 9

                                 WORK SCHEDULES

     9.01 The regular work shift shall consist of:

     a) Five (5) consecutive days of eight (8) hour shifts, Monday through Friday or;

     b) Four (4) consecutive daysof ten (10) hour shifts within Monday through Friday.

     These shifts will be scheduled as follows:

         Day shift
         Afternoon shift
         Night shift

     9.02 The Company may change the above work schedule but will confer with the Union Representative before making any changes.

     9.03 The Company  may  establish a special  work  schedule to meet:

     1) The special requirements arising out of the inherent characteristics of any job or

     2) Any temporary work situation.

     9.04 The Company does not guarantee to provide work for any regular schedule or for any other schedules.

                                   ARTICLE 10

                                    OVERTIME

     10.01 The Company's policy will be to keep overtime to a minimum. If conditions arise necessitating overtime, the overtime will be given to the employees in a fair and equitable manner, with regard to skill and ability of the employee to perform the work available.

     10.02 Overtime at the rate of one and one-half (1 + 1/2) times the regular rate shall be paid for all work performed in excess of the hours scheduled per day, under Article 9.01, sections a) and b) and in excess of forty (40) hours per week, or for work on a Saturday.

     10.03 Overtime at the rate of double time the regular rate shall be paid for all work performed on Sundays and Statutory Holidays, there shall be no pyramiding of overtime pay.

     10.04 Employees reporting to work at the regular starting time who have not been told in advance not to report will be given work for at least four (4) hours or shall be paid at their hourly rate for any portion of said four (4) hours during which work is offered to them.

     10.05 The above provisions do not apply if the employee is prevented from working because of power shortage or failure of power supply or other conditions beyond the control of the Company.

                                   ARTICLE 11

                                 PAID HOLIDAYS

     11.01 The following Statutory Holidays will be paid during the 1998-2001 contract. Canada Day, Christmas Day, August Civic Holiday, Boxing Day, Labour Day, New Years Day, Thanksgiving Day, Victoria Day, Good Friday, and Remembrance Day.

     Two (2) Floating Holidays for employees hired prior to June 1, 1992.

     11.02 Should any of the above mentioned holidays fall on a Saturday or a Sunday, either Monday immediately following or the Friday immediately preceding such holiday shall be considered as the holiday as may be determined by the Company.

                                   ARTICLE 12

                                   JURY DUTY

     12.01 An employee will be excused for jury duty and the Company will reimburse the difference between jury pay and the employee's regular wages.

                                   ARTICLE 13

                               FUNERAL LEAVE PAY

     13.01 The Company will pay employees for time lost at the employee's straight time rate for the number of hours in his/her regular scheduled work time three (3) days when there is a death in the immediate family (defined as Father, Mother, Sister, Brother, Spouse, Children, Mother-in-law, Father-in-law) for the purpose of attending funeral services.

     13.02 One day absence shall be paid to an employee for the purpose of attending the funeral of a Sister-in-law, Brother-in-law, Grandmother or Grandfather.

                                   ARTICLE 14

                                   SENIORITY

     14.01 The purpose of seniority is to provide a fair and equitable policy governing layoff, rehires, and job promotion. Job promotions are offered based on ability to perform the job responsibility. Seniority will prevail if there is more than one candidate qualified.

     14.02 In the event of a reduction of the work force, Company service shall be applied by job classifications group so senior employees shall be retained provided they have the qualifications, capability and experience to satisfactorily perform the remaining jobs in that group.

     14.03 Employees with the least continuous service in each job classification shall be laid off first, provided the remaining employees are qualified, in management's good faith and judgement, to perform the necessary work. In the event of layoff exceed five (5) working days (this will be two (2) weeks on field jobs), the Company shall consider the status of any employee on layoff to determine whether the employee has the qualifications to perform work then being performed by an employee in another job classification, with less continuous service with the Company. If the Company concludes that a laid off employee has such requisite qualifications, he/she will be recalled and substituted for the more junior employee, who will then be placed on layoff status. During the period of a layoff, no new employees shall be hired to perform the same job which a laid off employee is then able to perform. The employees shall be recalled to work in the order of their seniority within each job classification with a laid off employee in each class having the greatest amount of continuous service receiving first recall. Recall from layoff will be made with the same consideration as those used in the workforce reduction.

     14.04 For the purpose of this Agreement a "probationary employee" is an employee whose length of employment with the Company is less than six (6) months. Such employee has no seniority rights and his/her retention as an employee is entirely within the discretion of the Company.

     14.05 The Company agrees that probationary employees shall be the first laid off.

     14.06 An employee shall be considered to have lost all seniority and continuous service with the Company if:

     a) He/She voluntary quits the employ;

     b) Is discharged for just cause and such discharge is not reversed through the grievance procedures;

     c) If on a continuous layoff in excess of nine (9) months;

     d) The employee retires.

     14.07 In the event of a layoff situation, employees will be given notice five (5) working days notice prior to layoff.

                                   ARTICLE 15

                                 PAID VACATIONS

     15.01 An employee will be entitled to an annual vacation with pay in accordance with the following schedule based on his/her continuous service with the Company to December thirty-first (31st) preceding the year in which the vacation is to be taken.

     15.02 a) Less than one year of continuous service, the employee shall receive four percent (4%) of gross earnings.

     b) One or more years of continuous service but less than four (4) years, two (2) weeks vacation remunerated at either (i) 4% of the employee's total earnings for the preceding calendar year or (ii) eighty (80) hours of pay at the employee's hourly rate at the time of taking his/her vacation, whichever is greater.

     c) Four (4) or more years of continuous service, three (3) weeks vacation remunerated at either (i) 6% of the employee's total earnings for the preceding year, or (ii) one- hundred-twenty (120) hours of pay at the employee's hourly rate at the time of taking his/her vacation, whichever is greater.

     d) Twelve (12) or more years of continuous service, four (4) weeks vacation remunerated at either (i) 8% of the employee's total earnings for the preceding calendar year, or (ii) one-hundred-sixty (160) hours of pay at the employee's hourly rate at the time of taking his/her vacation, whichever is greater.

     If any employee has performed no work for the Company for four (4) months or longer during the preceding vacation year, option "ii" in paragraphs "b" "c" and "d" will not apply.

     15.03 Vacations shall be taken at a time which is mutually satisfactory to the employee and the Company, with the understanding that vacations shall not interfere with production. For all employees subject to this Agreement, the vacation schedule shall be determined and posted prior to April15th each year during the term of this Agreement.

                                   ARTICLE 16

                              GRIEVANCE PROCEDURES

     16.01 It is the mutual desire of parties to this agreement that complaints and grievances of the employees shall be adjusted as quickly as possible. The Union Steward and/or Business Representative will take any matter up directly with the Supervisor for the purpose of adjusting the condition causing the complaint before lodging a formal grievance, in writing, within the next five
(5) working days if a settlement is not reached. Any grievance regarding discharge must be presented within 24 hours or it will be barred.

     16.02 If a settlement is not reached, within the next fifteen (15) days, the grievance may be referred to the General Manager or a delegate appointed by him/her who will meet with the Union Steward and/or Business Representative for the final decision.

     16.03 If no settlement can be reached within the next fifteen (15) working days following this meeting, the grievance may be referred within the next thirty (30) working days to a sole Arbitrator for final and binding decision as provided in Article 17 - Arbitration. Upon receipt of the request to arbitrate, the General Manager or a delegate appointed by him/her and the Union Representative will meet to decide upon a mutually acceptable Arbitrator.

                                   ARTICLE 17

                                  ARBITRATION

     17.01 Both parties to this Agreement agree that any alleged misinterpretation or violation of the provision of this Agreement, including any grievances which has been carried through the grievance procedures outlined in
Article 16 and which has not been settled, may be referred to a board of Arbitration at the written request of the party instituting the grievances providing such notice shall state the specific issues to be arbitrated and the provisions of the Agreement alleged to be violated. The notice shall be given not later than thirty (30) days after final grievance proceedings failed to settle the issue.

     (a) If within ten (10) days after their first meeting, the two parties have been unable to agree upon a mutually acceptable Arbitrator, the Ministry of Labour, for the Province of Ontario shall be requested to appoint an Arbitrator.

     17.02 the referral of grievance(s) to a sole Arbitrator shall be subject to the following rules:

     a) The Arbitrator shall afford the parties reasonable opportunity to submit briefs;

     b) The Arbitrator shall render his/her decision as soon as possible;

     c) The Arbitrator, in rendering a decision shall be bound by the Principles of Law to the interpretation of contracts followed by Ontario Provincial Courts;

     d) The Arbitrator shall have jurisdiction and authority only to interpret, apply or determine compliance with the provisions of this Agreement, insofar as shall be necessary to the determination of grievances appealed to the Arbitrator. The Arbitrator shall not have jurisdiction or authority to add to, or detract from or alter in any way, the provisions of the Agreement.

     e) The expenses of the Arbitrator shall be born equally by both parties in arbitration;

     f) No person may be appointed as an Arbitrator who has been involved in an attempt to negotiate or settle the matter at issue.

                                   ARTICLE 18

                              UNION REPRESENTATIVE

     18.01 The Union shall furnish the Company with the names of the Union Officers and the company agrees that the Union shall have the right to appoint a Steward. The Steward shall be recognized as being a representative of the Union on the job. The Company shall be notified, in writing, of any changes. The Company shall not recognize any employees as a Steward or Union officer without such notice.

     18.02 No Steward or other Union Representative may be absent from his/her work except for the purpose of investigating or handling grievances in the manner specifically provided for in this Agreement, and then only provided that, before absenting himself/herself from his/her job, he/she notified his/her supervisor for such purpose. After each absence, such representatives shall report to the supervisor in charge at the time he/she returns to work.

                                   ARTICLE 19

                                LEAVE OF ABSENCE

     19.01 The Company will grant time off without pay to the elected Steward and/or Union Officer in order to attend conventions in connection with the Union's activities.

     19.02 Leave of absence shall mean an absence from work requested by an employee in writing anc consented to by the Company. Leave granted shall be in writing covering a specified period of time. Leave of absence shall be permissive only and shall be without pay or any other form of compensation, and the employee shall not work any other position during such leave unless agreed to by the Company in writing. No such leave of absence will affect any employee's seniority rights when used for the purpose granted provided he returns to work at the expiration of his/her leave.

                                   ARTICLE 20

             METHODS OF PAY IN WAGES AND TERMINATIONS OF EMPLOYMENT

     20.01 Wages shall be paid one each week on or before Friday, no later than one (1) hour before the regular quitting time. Method of payment will be by direct deposit.

     20.02 When an employee is laid off, discharged for cause, quits or otherwise leaves the Company, he/she shall receive all wages due on the next regular pay day.

     20.03  Continuous   service  and  the  employment   relationship  shall  be
considered terminated when:

     a) An employee voluntarily quits or is discharged for proper cause;

     b) an employee who has been laid-off fails to report to work when recalled by registered mail to his last known address within a period of five (5) working days;

     c) An employee is absent for more than three (3) days without notifying the company for reasons of such absence.

                                   ARTICLE 21

                                GENERAL BENEFITS

     The benefits provided under ITW Irathane / Elliott, a unit of ITW Canada, Inc. In Sudbury, are in effect at the signing of the Agreement and will not be changed during the life of this Agreement except as may be required by law.

     21.01 Benefits and plans referred to in this article are necessarily qualified in their entirety by reference to the underlying policies of contracts of insurance.

     21.02 The Company will pay one-hundred (100%) percent of the premium costs for the following benefit plans for seniority employees. (1) ITW Life/A.D. & D. Insurance (2) Dependent Life (3) Weekly Indemnity Coverage (4) O.H.I.P. standard coverage for employees and dependents (5) ITW Major Medical Coverage (6) ITW Dental Plan (7) The Company will continue to make RRSP contributions to each full-time employee's account on an accrual basis to a maximum of $550.00 per year for all contract years through May 31st, 2001.

                                   ARTICLE 22

                          WAGES AND JOB CLASSIFICATION

     22.01 The Company agrees to pay and the Union agrees to accept the pay scale as shown in Attachment "A" which is made part of this Agreement.

     22.02 With the Union and the Company's mutual agreement new employees may start at a higher rate than indicated in Attachment "a" in recognition of previous working experience.

     22.03 The Company will pay authorized accommodation and transportation costs for hourly employees required to travel from their normal place of employment to perform field assignments. Employees will be paid one (1) dollar per hour premium while performing field work at the customer's premise. This premium does not apply to truck drivers.

                                   ARTICLE 23

                               GENERAL PROVISIONS

     23.01 The parties acknowledge that during the negotiations which resulted in this Agreement, each had the unlimited right and opportunity to make demands and proposals with respect to any subject or matter not removed by law from the area of collective bargaining, and that the understandings and agreements arrived at by the parties after the exercise of that right and opportunity are set forth in this Agreement. Therefore, each party voluntarily and unqualifiedly waives the right and agrees that the other shall not be obligated to bargain collectively with respect to any subject matter not referred to specifically or not covered in this Agreement even though such subject or matter may not have been within the knowledge or contemplation of either party at the time they negotiated or executed this Agreement.

     23.02 If any article or section of this contract or if any rider thereto shall beheld invalid by operation of law or by any tribunal of competent jurisdiction or if compliance with or enforcement of any article or section should be restrained pending a final determination as to its validity, the remainder of this contract and of any rider thereto or the application of such article or section to persons or circumstances other than those as to which it has been held invalid or as to which compliance with or enforcement of has been restrained, shall not be affected thereby.

     23.03 In the event that any article or section is held invalid or enforcement of or compliance with which has been restrained as above set forth, the parties affected thereby shall enter into immediate collective bargaining negotiations upon the request of the Union for the purpose of arriving at a mutually satisfactory replacement for such article or section during the period of invalidity or restraint. If the parties do not agree on a mutually satisfactory replacement, either party shall be permitted all legal or economic recourse in support of its demands notwithstanding any provision in this contract to the contrary.

                                   ARTICLE 24

                                    DURATION

     24.01 This Agreement shall become effective on the first (1st) day of June 1998 and shall remain in effect until May 31, 2001. It shall be binding for a further period of one (1) year unless either party shall have been given the other written notice of the termination of the Agreement, not less than thirty
(30) days and not more than sixty (60) days before the last day of the period prescribed by this Agreement.

SIGNED FOR THE COMPANY:

/s/                          6/29/99         /s/
------------------------------------        ------------------------------------
Wayne Paquette               Date           Chuck Brown                    Date
Operations Manager, ITW                     Controller, ITW

SIGNED FOR THE UNION

/s/                        6/29/99          /s/                        06/29/99
------------------------------------        -----------------------------------
Bill Laberge               Date            Michael McKerral                Date
Union Steward, ITW                         Business Representative, L.U. 1904

                                 ATTACHMENT "A"
                             Effective June 1, 1998


Position Indicates               Time         Percentage    Variance  Maximum
Advancement                     Increase       Increase                Wage
1st Class                       6 months         100 %                  $ 17.26
Level #1                        3 months          50 %        $ 0.19    $ 17.08
2nd Class                       12 months        100 %                  $ 16.89
Level #3                        9 months          75 %        $ 0.71    $ 16.19
Level #2                        6 months          50 %        $ 0.70    $ 15.48
Level #1                        3 months          25 %        $ 0.71    $ 14.78
Utility Operator                18 months        100 %                  $ 14.07
Level #2                        12 months         66 %        $ 1.07    $ 12.99
Level #1                        6 months          33 %        $ 1.05    $ 11.93
Trainee                         Starts          at this       Wage      $ 10.88
Trainee                         6 months        Probation     Only      $  9.59

Shift Premium     2nd Shift - $0.20/hr                    3rd Shift = $0.30/hr
**Temporary**     Start: $8.00/hr   Maximum: $8.50/hr
**Student Help**  Minimum Wage as per Current Canadian Government Levels.


Approvals

FOR THE COMPANY                                      FOR THE UNION


/s/                     6/29/99          /s/                             6/29/99
-------------------------------          ---------------------------------------
Wayne Paquette             date          Bill Laberge                       date


N/A                                      /s/                           06/29/99
-------------------------------          ---------------------------------------
Charles Brown              date          Michael McKerral                   date

                                 ATTACHMENT "A"
                             Effective June 1, 1999


Position Indicates         Time          Percentage     Variance   Maximum
Advancement               Increase      Increase                  Wage

1st Class                  6 months      100 %                     $   17.66
Level #1                   3 months      50 %           $    0.20  $   17.50
2nd Class                  12 months     100 %                     $   17.31
Level #3                   9 months      75 %           $    0.73  $   16.59
Level #2                   6 months      50 %           $    0.73  $   15.87
Level #1                   3 months      25 %           $    0.73  $   15.14
Utility Operator           18 months     100 %                     $   14.42
Level #2                   12 months     66 %           $    1.10  $   13.31
Level #1                   6 months      33 %           $    1.36  $   12.23
Trainee                    Starts        at this        Wage       $   11.15
Trainee                    6 months      Probation      Only       $    9.83

Shift Premium     2nd Shift - $0.20/hr                    3rd Shift = $0.30/hr
**Temporary**     Start: $8.20/hr   Maximum: $8.71/hr
**Student Help**  Minimum Wage as per Current Canadian Government Levels.


Approvals

FOR THE COMPANY                          FOR THE UNION


/s/                     6/29/99          /s/                            6/29/99
-------------------------------         ---------------------------------------
Wayne Paquette             date         Bill Laberge                     date


 N/A                                    /s/                             06/29/99
-------------------------------         ----------------------------------------
Charles Brown              date         Michael McKerral                   date

                                 ATTACHMENT "A"
                             Effective June 1, 2000


Position Indicates         Time          Percentage     Variance   Maximum
Advancement               Increase        Increase                  Wage
1st Class                 6 months        100 %                      $   18.13
Level #1                  3 months        50 %           $    0.20   $   17.94
2nd Class                 12 months       100 %                      $   17.74
Level #3                  9 months        75 %           $    0.74   $   17.00
Level #2                  6 months        50 %           $    0.74   $   16.26
Level #1                  3 months        25 %           $    0.74   $   15.52
Utility Operator          18 months       100 %                      $   14.78
Level #2                  12 months       66 %           $    1.14   $   13.64
Level #1                  6 months        33 %           $    1.10   $   12.54
Trainee                   Starts          at this        Wage        #   12.43
Trainee                   6 months        Probation      Only        $   10.08


Shift Premium     2nd Shift - $0.20/hr                    3rd Shift = $0.30/hr
**Temporary**     Start: $8.41/hr   Maximum: $8.93/hr
**Student Help**  Minimum Wage as per Current Canadian Government Levels.


Approvals

FOR THE COMPANY                                      FOR THE UNION


/s/                     6/29/99          /s/                             6/29/99
--------------------------------         ---------------------------------------
Wayne Paquette             date          Bill Laberge                      date


N/A                                      /s/                            06/29/99
--------------------------------         ---------------------------------------
Charles Brown              date          Michael McKerral                  date

                              ASSIGNMENT AGREEMENT

     This Agreement made this 1st day of April 1999.

                                    BETWEEN:

     INDUSTRIAL  RUBBER  PRODUCTS  -  CANADA  INC.   (carrying  on  business  as
IRATHANE/ELLIOT SYSTEMS), having an office in Sudbury, in the Province of Ontario (hereinafter called "Irathane/Elliott Systems")

                                     - and -

     INTERNATIONAL BROTHERHOOD OF PAINTERS & ALLIED TRADES, LOCAL 1904, a trade union, having members employ in the Province of Ontario ("hereinafter called the Union")

     WHEREAS the union and ITW Canada are currently parties to a union contract covering certain employees of Irathane/Elliott Systems.

     NOW, THEREFORE THIS AGREEMENT WITNESSETH THAT:

     1. The Irathane/Elliott Systems has accepted an assignment of the existing union contract between the Union and ITW Canada and hereby agrees with the Union that it shall be bound by, observe and perform all the terms and conditions contained in the existing union contract for the period commencing on April 1, 1999 and ending on the termination of such contract.

     2. The Union does hereby consent to the assignment of the existing union contract by ITW Canada to Irathane/Elliott Systems, accepts Irathane/Elliott Systems as a party to the existing union contract and covenants and agrees that Irathane/Elliott Systems shall be entitled to hold and enforce all the rights and privileges under the existing contract.

     IN WITNESS WHEREOF the parties hereto have executed and delivered this Agreement as of the day and year first above written.

Industrial Rubber Products - Canada Inc.,  International Brotherhood of Painters
carrying on business as                     & Allied Trades.
IRATHANE/ELLIOTT SYSTEMS


Per:/s/                        4/2/99      Per:/s/                      04/02/99
    ---------------------------------       -----------------------------------
    Wayne Paquette                          Mike McKerral
    Director                                Business Manager, Local 1904

                                  EXHIBIT 10(7)

                                STOCK BONUS PLAN

                                       OF

                        INDUSTRIAL RUBBER PRODUCTS, INC.

     1. Purpose. The purpose of this Stock Bonus Plan (the "Bonus Plan") is to reward management of Industrial Rubber Products, Inc. (the "Company") with a proprietary interest in the Company, thereby creating an additional incentive to such personnel to promote the Company's best interests and to continue in its employ, and further to provide an additional inducement for the acquisition of the services of persons capable of contributing to the future success of the Company. Stock granted under this Plan will be unregistered, Rule 144, stock.

     2. Administration.

     a. This Bonus Plan shall be administered by the Stock Bonus Committee (the "Committee") of the Board of Directors of the Company (the "Board"). The Committee shall be comprised of the entire Board or, if the Board so determines, of two or more "non-employee directors" as defined in Rule 16b-3 of the General Rules and Regulations under the Securities Exchange Act of 1934.

     b. The Committee shall have full authority and discretion to determine, consistent with the provisions of the Bonus Plan, the employees to be granted awards and the times at which awards shall be granted. The Committee shall also have full authority and discretion to adopt and revise such rules and procedures as it shall deem necessary for the administration of this Bonus Plan.

     c. The Committee's interpretation and construction of any provisions of this Bonus Plan or any award granted hereunder shall be final, conclusive and binding on the Company and all other persons.

     3. Eligibility.

     a. The Committee shall from time to time determine the individuals who shall be granted awards under this Bonus Plan. Bonus stock awards may only be granted under this Bonus Plan to any full or part-time employee (which term includes, but is not limited to, officers and directors who are also employees) of the Company or of its present and future subsidiary corporations. The term "subsidiary corporation" shall, for the purposes of this Bonus Plan, be defined in the same manner as such term is defined in Section 425(f) of the Internal Revenue Code.

     b. An individual who has been granted an award may be granted an additional award under this Bonus Plan if the Committee shall so determine, with the restriction that no individual employee may receive stock awards for shares having an aggregate Fair Market Value (determined as of the time the award is granted) in excess of $100,000.

     c. The granting of an award under this Bonus Plan shall not affect any stock award previously granted under this Bonus Plan or any other plan of the Company.

     4. Shares of Stock Subject to This Bonus Plan. The number of shares which may be issued pursuant to the awards granted by the Committee under this Bonus Plan shall not exceed fifty thousand (50,000) shares of the common voting stock of the Company (the "Common Stock"), subject to adjustment as provided in its Bonus Plan.

     5. Issuance and Terms of Award Agreements. Each award granted under this Bonus Plan shall be evidenced by a written Award Agreement, which shall be subject to the provisions of this Bonus Plan and to such other terms and conditions as the Committee may deem appropriate.

     6. Terms of Awards. Each award under this Bonus Plan shall be unregistered restricted, Rule 144 stock.

                                  EXHIBIT 10(9)

                                 FIRST AMENDMENT

                                       TO

                                CREDIT AGREEMENT

     This First Amendment to Credit Agreement dated as of September 30,1999, is by and between INDUSTRIAL RUBBER PRODUCTS, INC., a Minnesota corporation (the "Borrower") and U.S. BANK NATIONAL ASSOCIATION, a national banking association (the "Lender").

                                    RECITALS

     A. The Borrower and the Lender have entered into a Credit Agreement dated as of March 30, 1999 (the "Credit Agreement")

     B. The Borrower and the Lender wish to make certain amendment to this Agreement.

     NOW, THEREFORE, in consideration of the mutual promises herein set forth and for other good and valuable consideration, the Borrower and the Lender agree as follows:

     Section 1. Capitalized Terms. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to them in the Credit Agreement, unless the context shall otherwise require.

     Section 2.  Amendments.  The Credit Agreement is hereby amended as follows:

     2.1 Commitments. Section 2.1(a) of the Credit Agreement is amended in its entirety to provide as follows:

     2.1(a) Revolving Credit. A revolving loan (the "Revolving Loan") to the Borrower available as Advances at any time and from time to time from the Closing Date to March 31, 2000 (the "Revolving Maturity Date"), during which period the Borrower may borrow, repay and reborrow in accordance with the provisions hereof, provided, that the unpaid principal amount of revolving Advances shall not at any time exceed $2,000,000 (the "Revolving Commitment Amount"); and provided, further, that no revolving Advance will be made if, after giving effect thereto, the unpaid principal amount of the Revolving Note would exceed the Borrower Base.

     Section 3.  Conditions  and  Effectiveness.  This  Amendment  shall  become
effective  on  the  date  hereof,   only  upon  satisfaction  of  the  following
conditions:

     (a) The Borrower shall have executed and delivered too the Lender this First Amendment.

     (b) The Lender shall have received an amended and restated Revolving Note executed by the Borrower in form and substance satisfactory to the Lender.

     (c) The Lender shall have received an amended and restated Term Note executed by the Borrower in form and substance acceptable to the Lender.

     (d) The Lender shall have received an executed consent and reaffirmation from each guarantor in form and substance acceptable to the Lender.

     (e) The Lender shall have received an executed reaffirmation of security agreement from each of the Borrower's subsidiaries in form and substance acceptable to the Lender.

     (f) The Lender shall have received such other documents as the Lender may reasonably request.

     Section 4. Acknowledgment. The Borrower and the Lender acknowledge and agree that as hereby amended the Credit Agreement remains in full force and effect. All referenced in the Credit Agreement to "this Agreement," "herein" or similar references shall mean the Credit Agreement as amended herein. The Borrower represents and warrants that the Borrower has the power and legal right and authority to enter into this Amendment and has duly authorized as appropriate the execution and delivery of this Amendment and other agreements and documents executed and delivered by the Borrower in connection herewith or therewith by proper corporate action. The Borrower acknowledges and agrees that the security interests granted to the Lender pursuant to the Security Agreement secure all liabilities and obligations of the Borrower to the Lender and this Agreement, as hereby amended.

     Section 5. Counterparts. This Amendment may be executed in one or more counterparts and by separate parties on separate counterparts with the same effect as if the signatures thereto were on the same instrument and shall become effective when counterparts executed by all parties have been received by the Lender.

     IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to Credit Agreement to be executed by their officer thereunto duly authorized as of the date first above written.

                                            INDUSTRIAL RUBBER PRODUCTS, INC.

                                             By: /s/
                                             Its: President

                                            U.S. BANK NATIONAL ASSOCIATION


                                            By: /s/
                                            Its:   VP

                                 REVOLVING NOTE
$2,000,000                                                    September 30, 1999
                                                              Hibbing, Minnesota

     FOR VALUE RECEIVED, INDUSTRIAL RUBBER PRODUCTS, INC., a corporation organized under the laws of the State of Minnesota, hereby promises to pay to the order of U.S. BANK NATIONAL ASSOCIATION (the "Lender") at its main office in Hibbing, Minnesota, in lawful money of the United States of America in immediately available funds on the Revolving Maturity Date (as such term and each other capitalized term used herein are defined in the Credit Agreement hereinafter referred to) the principal amount of TWO MILLION DOLLARS AND NO CENTS ($2,000,000) or, if less, the aggregate unpaid principal amount of all Revolving Advances made by the Lender under the Credit Agreement, and to pay interest (computed on the basis of actual days elapsed and a year of 360 days) in like funds on the unpaid principal amount hereof from time to time outstanding at the rates and times set forth in the Credit Agreement.

     This note is the Revolving Note referred to in the Credit Agreement dated as of March 30, 1999 as amended by that First Amendment to Credit Agreement of even date (as the same may be hereafter from time to time amended, restated or modified, the "Credit Agreement") between the undersigned and the Lender. This note is secured, it is subject to certain permissive and mandatory prepayments and its maturity is subject to acceleration, in each case upon the terms provided in said Credit Agreement. This note is issued in substitution, extension and replacement of, but not in payment of, a Revolving Note in the original principal amount of $2,000,000 dated as of March 30, 1999 from the Borrower to the Lender.

     In the event of default hereunder, the undersigned agrees to pay all costs and expenses of collection, including reasonable attorneys' fees. The undersigned waives demand, presentment, notice of nonpayment, protest, notice of protest and notice of dishonor.

     THE VALIDITY, CONSTRUCTION AND ENFORCEABILITY OF THIS NOTE SHALL BE GOVERNED BY THE INTERNAL LAWS OF THE STATE OF MINNESOTA WITHOUT GIVING EFFECT TO THE CONFLICT OF LAWS PRINCIPLES THEREOF, BUT GIVING EFFECT TO FEDERAL LAWS OF THE UNITED STATES APPLICABLE TO NATIONAL BANKS.

                                             INDUSTRIAL RUBBER PRODUCTS, INC.

                                             By: /s/
                                             Title: President

                                    TERM NOTE

$7,000,000                                                    September 30, 1999
                                                              Hibbing, Minnesota

     FOR VALUE RECEIVED, INDUSTRIAL RUBBER PRODUCTS, INC., a corporation organized under the laws of the State of Minnesota, hereby promises to pay to the order of U.S. BANK NATIONAL ASSOCIATION (the "Lender") at its main office in Hibbing, Minnesota, in lawful money of the United States of America in immediately available funds on March 31, 2000, the principal amount of SEVEN MILLION DOLLARS AND NO CENTS ($7,000,000), and to pay interest (computed on the basis of actual days elapsed and a year of 360 days) in like funds on the unpaid principal amount hereof from time to time outstanding at the rate and times set forth in the Credit Agreement.

     This note is the Term Note referred to in the Credit Agreement dated as of March 30, 1999 as amended by that First Amendment to Credit Agreement of even date as the same may hereafter be from time to time amended, restated or otherwise modified, the "Credit Agreement") between the undersigned and the Lender. This note is secured and its maturity is subject to acceleration, in each case upon the terms provided in said Credit Agreement. This note is issued in substitution, extension and replacement of, but not in payment of, a Term
Note in the original principal amount of $7,000,000 dated as of March 30,1999 from the Borrower to the Lender.

     In the event of default hereunder, the undersigned agrees to pay all costs and expenses of collection, including reasonable attorneys' fees. The undersigned waives demand, present, notice of nonpayment, protest, notice of protest and notice of dishonor.

     THE VALIDITY, CONSTRUCTION AND ENFORCEABILITY OF THIS NOTE SHALL BE GOVERNED BY THE INTERNAL LAWS OF THE STATE OF MINNESOTA WITHOUT GIVING EFFECT TO THE CONFLICT OF LAWS PRINCIPLES THEREOF, BUT GIVING EFFECT TO FEDERAL LAWS OF THE UNITED STATES APPLICABLE TO NATIONAL BANKS.

                                               INDUSTRIAL RUBBER PRODUCTS, INC.


                                               By: /s/
                                               Title President

                                 EXHIBIT 10(11)

                       FIRST AMENDMENT TO LEASE AGREEMENT

     THIS FIRST AMENDMENT TO LEASE AGREEMENT (the "Amendment") is made and executed as of the 5th day of October, 1999, by and between DGW ENTERPRISES, L.C., a Utah limited liability company ("Lessor"), and INDUSTRIAL RUBBER
PRODUCTS-UTAH, INC., a Utah corporation ("Lessee"), and this Amendment is executed in connection with the following facts:

     A. Lessor and Lessee entered into that Lease Agreement, dated January 20, 1999, between Lessor and Lessee (the "Lease"), for the lease of certain real property located in Salt Lake County, Utah, and described therein.

     B. Lessor and Lessee desire to amend the terms of the Lease in accordance with the terms of this Amendment.

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Lessor and Lessee hereby amend the Lease as follows:

     1. Definitions. Except as otherwise set forth in this Amendment, the capitalized terms appearing herein shall have the meanings set forth in the Lease.

     2. Purchase Option. The exercise period for exercise at the Initial Purchase Price referred to in Section 16.2 of the Lease is hereby extended to December 31, 2000, and for purposes of defining the Initial Purchase Price under
Section 16.5 of the Lease, the parties also to use the date of December 31, 2000. Further, under Section 16.5 of the Lease, the Initial Purchase Price for all three (3) parcels comprising the Premises shall be $1,100,000.00 and, alternatively, the Initial Purchase Price for that portion of the Premises consisting of the two (2) parcels located on the north side of Leo Park Road shall be $725,000.00. Thus, the Option shall permit Lessee to exercise a right to purchase the entire Premises or until December 31, 2000, only a portion thereof in the form of such two (2) parcels, at Lessee's election. Lessee may only exercise the Option once, and if Lessee exercises the Option as to such two
(2) northern parcels, the Option and the Lease shall automatically terminate for all other purposes.

     3. Consistency. Except as set forth in this Amendment, the terms and provisions of the Lease shall remain unchanged and in full force and effect.

     4. No Defaults. Lessor and Lessee hereby represent to each other that as of the date of this Amendment there are no defaults or breaches existing under the Lease and no events have occurred that, but for the passage of any applicable cure period, will constitute a default or breach under the Lease.

     IN WITNESS WHEREOF, Lessee and Lessor have executed this Amendment as of the day and year first set forth above.

                                DGW ENTERPRISES, L.C., a Utah limited liability


                                By________________________________
                                  Dean G. Wilson, manager

                               INDUSTRIAL RUBBER PRODUCTS-UTAH,
                               INC., a Utah corporation

                               By__________________________________
                               Daniel O. Burkes, president
                                                         2

                                 EXHIBIT 10(12)

                                      LEASE

     THIS LEASE, made and entered into as of the 1st day of January, 2000, by and between DANIEL O. BURKES, the "Landlord," and IRATHANE SYSTEMS, INC., a Minnesota corporation, the "Tenant",

                                   WITNESSETH:

     ARTICLE 1. PREMISES AND TERM. The Landlord, in consideration of the rentals herein agreed to be paid by the Tenant and the other conditions, agreements, and stipulations of the Tenant herein expressed and agreed to be kept and performed by the Tenant, does hereby demise and lease unto Tenant a portion of the following described property, with a portion of the building and improvements thereon as shown on the attached Exhibit "A" attached hereto and made a part hereof, situated in the City of Hibbing, County of St. Louis, State of Minnesota, and described as follows:

                 Lots 6 and 8, Block 4, Hibbing Industrial Park

     The portion of said land and premises, together with the portion of the building and improvements located therein, including 90% of the parking lot, being hereinafter collectively called the "demised premises"; and

     Subject, however, to the encumbrances, and all zoning ordinances and resolutions affecting the demised premises now or hereinafter in force; to any state of facts which an accurate survey would show; to restrictive covenants of record, if any.

     TO HAVE AND TO HOLD the demised premises for a term of three (3) years from and after January 1, 2000, to and including December 31, 2002, unless this Lease shall sooner end and terminate as hereinafter provided, said term including the portion thereof as shortened by any earlier termination of this Lease or as extended, being hereafter called the "demised term".

     ARTICLE 2. RENT. Landlord reserves and Tenant covenants to pay to Landlord, without demand, and without offset, at 3804 13th Avenue, Hibbing, Minnesota, or at such other address as the Landlord may from time to time designate in writing, in advance, rent in successive equal installments of NINE THOUSAND NINETY AND NO/100THS--($9,090.00)-- DOLLARS per month.

     ARTICLE 3. ADDITIONAL RENT/TAXES. Tenant agrees to pay, as additional rent hereunder, before the last day on which they may be paid without penalty or interest, Seventy five percent (75%) of the real estate taxes and special assessments, and other governmental charges, e.g. County Landfill charges, which shall be levied, assessed, or which become liens upon the demised premises or any part thereof, during the demised term with respect to any tax year, or any portion thereof, beginning with those taxes and special assessments, if any, payable in 2000; provided, however, that if any such tax, assessment, or charge may be payable in installments, Tenant may pay each such installment before the last day upon which it may be paid without penalty or interest. Payment shall be made to the Landlord.

     Anything contained herein to the contrary notwithstanding, if Tenant deems any such tax, assessment or charge illegal or excessive, Tenant may defer payment thereof so long as the validity or amount thereof is contested by the Tenant in good faith, and Tenant adequately secures the Landlord against the nonpayment of such taxes.

     In case Tenant fails to make any of the payments to be made by the Tenant under this Article as aforesaid, Landlord may pay the amount of any such tax assessment, or charge, without penalty and interest thereon, if any, and the amount so paid by Landlord with interest thereon at the rate of ten percent (10%) per annum from the date of payment thereof by the Landlord shall be added to and become part of the next monthly installment of rent.

     If at any time during the term of this Lease, under the laws of the State of Minnesota or any political subdivision thereof, in which the demised premises are situated, a tax or excise on rents or other tax, however described, is levied or assessed by said state or political subdivision against the Landlord, or the annual or monthly rent expressly reserved under this Lease, the Tenant covenants to pay and discharge such tax or excise tax on rents, or other tax, but only to the extent of the amount thereof which is lawfully assessed or imposed upon the Landlord and which was so assessed or imposed as a direct result of the Landlord's interest in the demises premises, or of this Lease, or of the rentals accruing under this Lease, it being the intention of the parties hereto that the rent to be paid hereunder shall be paid to Landlord absolutely net, without deduction of any nature whatsoever, foreseeable or unforeseeable, except as in this Lease otherwise expressly provided. Nothing contained herein shall require Tenant to pay any estate, inheritance, succession, capital levy, or transfer tax imposed on the Landlord, or any income, excess profits, or other tax.

     ARTICLE 4. NET LEASE. It is the intention and purpose of the respective parties hereto that this Lease shall be a "Net Net Net Lease" to Landlord, all costs or expenses of whatever character or kind, general and special, ordinary and extraordinary, foreseen or unforeseen, and of every kind and nature whatsoever, save and except as otherwise expressly provided for herein, that may be necessary in or about the operation of the demised premises, and the Tenant's authorized use thereof during the entire term of this Lease, shall be paid by Tenant, and all provisions of this Lease relating to expenses are to be construed in the light of such intention or purpose to construe this Lease as a "Net Net Net Lease".

     ARTICLE 5. BUSINESS USE. The demised premises shall be used and occupied by Tenant for the purpose of the manufacturing of urethane products including cast parts and pipe lining and coating and all other related uses in conformity with all building codes and zoning requirements of the City of Hibbing, State of Minnesota, and such use and occupancy shall be in compliance with all applicable laws, ordinances, and governmental regulations including but not limited to hazardous waste disposal and buried fuel tanks. The demised premises shall not be used in such manner that in accordance with any requirement of law or of any public authority, the Landlord shall be obligated, on account of the purpose or manner of said use, to make any addition or alteration to or in the building.

     ARTICLE 6. SUBORDINATION. Tenant agrees that this lease shall be subordinate to any first mortgage or trust deed or contract for deed now existing or hereafter placed upon the demised premises and to any and all advances to be made thereunder and to the interest thereon and all renewals, replacements, and extensions thereof, provided the mortgagee or trustee or seller namedin said mortgages or trust deeds or contracts for deed shall agree to recognize the Lease of Tenant in the event of foreclosure or cancellation if Tenant is not then in default.

     Tenant agrees that in the event any proceedings are brought for the foreclosure of or for the exercise of any sale under any mortgage made by the Landlord covering the premises or any part thereof or the cancellation of the contract for deed, to attorn to and to recognize such transferee, purchaser, mortgagee or contract vendor as Landlord under this lease.

     ARTICLE 7. UTILITIES. Tenant agrees to pay, when due, all gas, water, electric, or other utility service used in the demised premises. Landlord shall not be liable in damages or otherwise if the furnishing of utility services be interrupted or contained for any cause.

     ARTICLE 8. CARE OF PREMISES. Tenant shall, at its own expense, keep the interior of the demised premises and all parts thereof used by it in a clean, safe, sanitary, and first class condition, conforming to applicable laws, ordinances, regulations and codes; store and remove regularly all trash and garbage; forthwith replace broken glass in interior windows and doors with glass (and exterior windows and doors if breakage is caused by tenant, its employees, agents or invitees) of the same quality except where the breakage is caused by occurrences covered by the insurance taken out as hereinafter provided. Without Landlord's consent, Tenant shall not deface, injure, waste, damage, or alter the demised premises. Tenant shall not conduct business on the demised premises which is extra hazardous or so as to constitute a nuisance to other tenants or occupants, if any; burn trash or garbage within the demised premises; overload any floor or facility; make any alterations except as provided in this Lease; throw foreign substances in plumbing facilities or use the same for any purpose other than that for which constructed. Tenant shall also remove all ice and snow from abutting sidewalks and entrances. Tenant shall also cut the grass and maintain the grounds of the demised premises so that said premises are neat and well kept.

     ARTICLE 9. REPAIRS.  After the Tenant has accepted the premises pursuant to
Article 13; Landlord shall have no obligation for making any replacements to any of the equipment or appurtenances, or any repairs or improvements, to the interior of the demised premises, or to any of the equipment, machinery, or appurtenances. Tenant agrees to comply with all orders, regulations, rules and requirements of every kind and nature relating to the premises, now or hereafter in effect, of any federal, state, municipal, or other governmental authority having power to enact, adopt, impose, or require the same, whether they be usual or unusual, ordinary or extraordinary and whether they or any of them relate to structural changes or requirements of whatever nature, or to changes or requirements incident to, or as a result of, any use or occupation thereof or otherwise, and Tenant agrees to pay all costs and expenses incidental to such compliance, and shall indemnify and save harmless the Landlord from all expense, and damages by reason of any notices, orders, violations, or penalties filed against or imposed upon the demised premises or against the Landlord as the owner thereof because of the failure of the Tenant to comply with this covenant.

     If Tenant refuses or neglects to replace, if required, or to repair the demised premises, any structural portions thereof, or any of the plumbing, heating, electrical, or any of the appurtenances of the demised premises as required hereunder to the reasonable satisfaction of Landlord as soon as reasonably possible after written demand, Landlord may make such replacements and/or repairs without liability to Tenant for any loss or damage that may accrue to Tenant's merchandise, fixtures, or other property or to Tenant's business by reason thereof, and upon completion thereof, Tenant shall pay the Landlord's cost for making such repairs, plus fifteen percent (15%) for overhead, upon presentation of a bill therefor, as additional rent. The obligation of the Tenant to repair or replace under this article shall not extend to any latent defects.

     ARTICLE 10. ALTERATIONS, INSTALLATIONS, FIXTURES. Tenant shall not make any alterations in or additions to the demised premises without the written consent of Landlord which will not be unreasonably withheld. If alterations become necessary because of the application of laws or ordinances or of the directions, rules, or regulations of any regulatory body to the business carried on by Tenant, or because of any act or default on the part of Tenant, or because Tenant has overloaded any electrical or other facility, Tenant shall make such alterations at its own cost and expense after first obtaining Landlord's written consent to the plans and specifications and furnishing such indemnification against liens, costs, damages, and expenses as Landlord may reasonably require. Tenant shall not, without the advance written consent of Landlord, install any exterior lighting or plumbing fixtures, canopies, marquees, or any exterior decorations or painting or similar devices on the roof or exterior walls of the building.

     ARTICLE 11. GENERAL LIABILITY INSURANCE. During the occupancy of the demised premises by the Tenant, Tenant shall keep in full force and effect at its expense a policy or policies of public liability insurance with respect to the demised premises and the business of Tenant and any subtenant, on terms and with companies approved in writing by Landlord, in which both Tenant and Landlord shall be adequately covered by being named as insured parties under reasonable limits of liability not less than One Million Dollars ($1,000,000.00) for injury or death to one or more persons and for damage to property. Tenant shall furnish Landlord with certificates or acceptable evidence that such insurance is in effect. Said insurance and any other insurance required to be maintained by Tenant, as hereinafter provided, shall contain a certificate from the insurance carrier that it will not terminate or cancel said insurance without giving at least ten (10) days written notice to the Landlord.

     ARTICLE 12. COVENANTS TO HOLD HARMLESS. All property placed on or moved to the demised premises shall be solely at the risk of the Tenant or owner thereof, and Landlord shall not be liable for any damage to said property, or to Tenant, arising from any cause whatsoever, whether from the bursting, stoppage, or leaking of water pipes, gas pipes, or sewer pipes, floods, storms, explosions, leaks in the roof, downspouts, walls, or natural causes or otherwise, whether causing property damage or damage because of interruption in business or otherwise, nor shall Landlord be liable for any act or omission or negligence of any other tenant or occupant of other portions of the building of which the demised premises are a part, or area, or of any other person whomsoever.

     Tenant agrees to defend, indemnify and hold the Landlord, its agents and employees, harmless from any liability or expense for damage to any person or property in or about the demised premises, including the adjacent sidewalks, including the person and property of Tenant, its employees and all persons in the building or the demised premises at its or their invitation from any cause or claim whatsoever. Tenant agrees to pay all sums of money in respect of any labor, services, materials, supplies, or equipment furnished or alleged to have been furnished to Tenant in or about the demised premises and not furnished on order of Landlord, which may be secured by any mechanic's, materialman's or other lien against the demised premises or the Landlord's interest therein and will cause each such lien to be discharged at the time performance of any obligation secured thereby matures, provided that Tenant may contest such lien, but if such lien is reduced to final judgment and if such judgment or process thereon is not stayed, or, if stayed and such stay expires, then and in such event, Tenant shall forthwith pay and discharge said judgment. Landlord shall have the right to post and maintain on the demised premises notice of nonresponsibility under the laws of the State of Minnesota.

     ARTICLE 13. CONDITION OF PREMISES AT TIME OF LEASING. The taking of possession of the demised premises by the Tenant shall be conclusive evidence that the same were in good and satisfactory condition at the time possession was taken.

     ARTICLE 14. ASSIGNMENT OR SUBLETTING. The Tenant shall not assign or sublet this Lease without the Landlord's prior written consent. Such consent, if given, shall not release Tenant.

     Every assignee or sublessee of this Lease shall be subject to and be bound by all of the covenants, provisions and conditions of this Lease and shall be entitled to all of the benefits of this Lease, to the same extent as the original Tenant.

     Landlord's rights to assign this Lease are and shall remain unqualified. Upon any sale of the demised premises, and providing the purchaser assumes all of the obligations under this Lease, Landlord shall thereupon be entirely freed of all obligations of the Landlord hereunder and shall not be subject to any liability resulting from any act or omission or event occurring after such conveyance, except that any covenant or obligation of Landlord hereunder affecting land owned by Landlord shall continue for its term during such ownership, but no longer.

     ARTICLE 15. ACCESS TO PREMISES. Landlord reserves the right to enter upon the demised premises during normal business hours to inspect the same or to make repairs, additions or alterations to the demised premises or other property, or to exhibit the premises to prospective tenants, purchasers, or others; to enter at any time in the event of an emergency; and to display during the last ninety
(90) days of the term, without hindrance or molestation by Tenant, "For Rent" or similar signs on windows or doors in the leased premises. Tenant may designate specific areas of the demised premises as "top secret" and such areas may be entered by Landlord, prospective tenants, purchasers or others only after reasonable notice to Tenant and after all such persons sign a statement agreeing to maintain the confidentiality of anything which the Landlord, prospective tenants, purchasers or others might observe.

     ARTICLE 16. EMINENT DOMAIN. In the event of eminent domain proceedings commenced by the filing of a petition in respect to the demised premises during the term hereof, or in the event that the premises are sold in lieu of condemnation, the following provisions shall apply:

     (a) Total Condemnation of the Demised Premises. If the whole of the demised premises shall be acquired or condemned by eminent domain for any public or quasi-public use or purpose or sold to the condemning authority in lieu thereof, then the term of this Lease shall cease and terminate as of the date possession shall be taken in such proceedings, and all rentals shall be paid up to that date and Tenant shall have no claim against Landlord nor the condemning authority for the value of any unexpired term of this Lease. Landlord shall be entitled to and shall receive the award or payment therefor, and Tenant shall assign and does hereby assign and transfer to the Landlord such award or payment as may be made therefor.

     (b) Partial Condemnation. If any part of the demised premises shall be taken or condemned as aforesaid, and in the event that such partial taking or condemnation shall render the demised premises unsuitable for the business of the Tenant in the reasonable opinion of the Landlord then the term of this Lease shall cease and terminate as of the date possession shall be taken in such proceedings. Tenant shall have no claim against Landlord nor the condemning authority for the value of any unexpired term of this Lease, and the rent shall be adjusted to the date of such termination. In the event of a partial taking or condemnation which is not extensive enough to render the premises unsuitable for the business of the Tenant in the reasonable opinion of the Landlord, then Landlord shall promptly restore the demised premises so as to constitute the remaining premises a complete architectural unit, and this Lease shall continue in full force and effect with a proportionate abatement of rent based on the portion of the demised premises taken. The rent shall also abate during restoration as to the portion of the demised premises rendered untenantable. If the parties are unable to determine the amount of rent to be paid after the taking, the same shall be referred to a board of arbitration composed of three
(3) arbitrators, each of the parties being entitled to appoint one (1) arbitrator and the two arbitrators so appointed shall appoint the third arbitrator. If the two arbitrators are unable to select a third arbitrator, then the third arbitrator shall be selected by the Senior Judge of the District Court of St. Louis County, Minnesota, and in any event a decision of a majority of the arbitrators shall be binding upon the parties hereto.

     (c) Landlord's Damages. In the event of any condemnation or taking as aforesaid, whether whole or partial, the Tenant shall not be entitled to any part of the award paid for such condemnation, and the Landlord is to receive the full amount of such award, the Tenant hereby expressly waiving any right or claim to any part thereof.

     (d) Tenant's Damages. Although all damages in the event of any condemnation are to belong to the Landlord, whether such damages are awarded as compensation for diminution in value of the leasehold or to the fee of the leased premises, Tenant shall have the right to claim and recover from the condemning authority, but not from the Landlord, such compensation as may be separately awarded or recoverable by Tenant in Tenant's own right for and on account of any damage to cost or loss to which Tenant might be put in removing Tenant's merchandise, furniture, fixtures, and equipment.

     ARTICLE 17. DAMAGE.

     (a) Partial or Total Destruction. Damage to or destruction of all or a portion of the demised premises by fire or any other casualty insured against shall not terminate this Lease or entitle Tenant to surrender the demised premises. The rent provided for herein shall not be abated during such period of time as such premises are being restored or repaired. Tenant may, if it so desires, carry rent insurance to reimburse it for the amount of rent it pays during the period of time the premises are being restored. In case of damage or destruction by fire or other casualty insured against to the demised premises, Landlord agrees to promptly repair, restore and rebuild such improvements in such manner that the value thereof shall be not less than the value of such improvements immediately prior to such damage or destruction, and so that the condition of such improvements will be the same or as nearly the same as possible as their condition immediately prior to such damage or destruction; provided, however, if the improvements located on the demised premises are totally destroyed by fire or other casualty at any time during the last year of the term hereof, then anything hereinabove to the contrary notwithstanding, this Lease shall terminate and Landlord shall not have any obligation to repair or restore such building and improvements, nor shall the Landlord be obligated to utilize any of the insurance proceeds for any such purpose.

     All insurance proceeds, if any, actually recovered by Landlord with respect to any particular casualty resulting in damage or destruction, less any cost to Landlord of such recovery (such proceeds less such cost and such amount being herein termed "net proceeds") shall be retained by the Landlord and applied by it to the payment of the cost of repairing, restoring and rebuilding the improvements located on the demised premises (herein in this Article referred to as the "work"), and shall be paid out from time to time as the work progresses,
(i) to the contractors, subcontractors, materialmen, and other persons who have rendered services or furnished materials for the work, or is then due and payable to one or more of such persons; and (ii) no part of the cost of the work has been paid out of insurance proceeds not required to be paid by Landlord. Upon completion of the work, if any part of the net insurance proceeds has not been paid out and all of the work has been paid for, the net proceeds shall be retained by the Landlord. The obligations of the Landlord under this Article to repair, restore, and/or rebuild is not conditioned upon the recovery of insurance proceeds from any insurance company.

     (b) Fire Insurance Provisions.

     (1) Tenant shall not carry any stock of goods or do anything in or about the demised premises which will in any way impair or invalidate the obligation of any policy of insurance on or in reference to the demised premises or the building in which the demised premises are situated. Landlord agrees that it will, during the term of this Lease, keep the building and the improvements now standing upon the demised premises, insured against loss by fire and extended insurance coverage, together with an endorsement for vandalism and malicious mischief with solvent insurance companies authorized and licensed to do business in the State of Minnesota.

     (2) Tenant covenants and agrees at its own cost and expense to procure and keep in force and effect at all times, with premiums paid, general liability insurance, as above set forth, and boiler and machinery insurance, all of said insurance to insure both the Landlord and the Tenant as their respective interests may appear. Tenant shall assign any policy for boiler and machinery insurance procured pursuant to this lease to Landlord as security for the replacement of any building that may be destroyed by any of the hazards insured against. All policies shall provide for thirty (30) days' notice for insurers to Landlord of any cancellation or amendment to any of the insurance policies. Tenant agrees to insure its own property and its leasehold improvements in such manner as it may desire.

     (3) Tenant hereby waives and releases all claims, liabilities and causes of action against Landlord and its agents, servants and employees or other tenants in the building for loss or damage to, or destruction of, any of the improvements, fixtures, equipment, supplies, merchandise and other property whether that of Tenant or of others in, upon, or about the leased premises or the buildings or improvements of which the leased premises are a part resulting from fire, explosion or the other perils included in standard boiler and machinery insurance, whether caused by the negligence of any of said persons or otherwise. This waiver shall remain in force whether or not the Tenant's insurer shall consent thereto without additional premium. If additional premium is charged for this waiver, Tenant shall pay for same.

     (4) Landlord hereby waives and releases all claims, liabilities and causes of action against Tenant and its agents, servants and employees or other tenants in the building for loss or damage to, or destruction of, any of the improvements, fixtures, equipment, supplies, merchandise and other property whether that of Tenant or of others in, upon, or about the leased premises or the buildings or improvements of which the leased premises are a part resulting from fire, explosion or the other perils included in standard extended coverage insurance, whether caused by the negligence of any of said persons or otherwise. This waiver shall remain in force whether or not the Landlord's insurer shall consent thereto without additional premium. If additional premium is charged for this waiver, Landlord shall pay for same.

     ARTICLE 18. SURRENDER. On the last day of the term demised or on the sooner termination thereof, Tenant shall peaceably surrender the demised premises in good order, condition, and repair, broom- clean, fire and other unavoidable casualty, reasonable wear and tear only excepted. On or before the last day of the term or the sooner termination thereof, Tenant shall, at its own expense, remove its trade fixtures, personal property (including at its option carpeting) and equipment and signs from the demised premises and any property not removed shall be deemed abandoned. Any damage caused by Tenant in the removal of such items shall be repaired by and at Tenant's expense. All alterations, additions, improvement, and fixtures (other than Tenant's trade fixtures and equipment) which shall have been made or installed by either Tenant or Landlord upon the demised premises and all flooring, except carpeting, shall remain upon and be surrendered with the demised premises as a part thereof, without disturbance, molestation or injury, and without charge, at the expiration or termination of this Lease. If the demised premises be not surrendered at the end of the term or the sooner termination thereof, Tenant shall indemnify Landlord against loss or liability resulting from delay by Tenant in so surrendering the premises, including, without limitation, claims made by any succeeding tenant founded on such delay. Tenant shall promptly surrender all keys for the demised premises to Landlord at the place then fixed for payment of rent and shall inform Landlord of the combination of any locks and safes on the demised premises.

     ARTICLE 19. COVENANT OF QUIET ENJOYMENT. Landlord covenants and agrees that Tenant, on paying the rents and observing and keeping the covenants, agreements, and stipulations of this Lease, on its part to be kept, shall lawfully, peaceably and quietly hold, occupy, and enjoy the demised premises during the demised term.

     ARTICLE 20. DEFAULT OF TENANT AND REMEDIES.

     (a) Right to Reenter. In the event of any failure of Tenant to pay any rental due hereunder within ten (10) days after the same shall be due, or any failure to perform any other of the terms, conditions, or covenants of this Lease to be observed or performed by Tenant for more than thirty (30) days after written notice of such default shall have been given to Tenant, or if Tenant or an agent of Tenant shall falsify any report required to be furnished to Landlord pursuant to the terms of this Lease, or if Tenant shall become bankrupt or insolvent, or file any debtor proceedings or take or have against Tenant in any court pursuant to any statute either of the United States or of any state a petition in bankruptcy or insolvency or for reorganization or for the appointment of a receiver or trustee of all or a portion of Tenant's property, or if Tenant makes an assignment for the benefit of creditors, or petitions for or enters into an arrangement, or if Tenant shall abandon said premises or suffer the Lease to be taken under any writ of execution, then Landlord, besides other rights or remedies it may have, shall have the immediate right of re-entry and may remove all persons and property from the demised premises and such property may be removed and stored in a public warehouse or elsewhere at the cost of, and for the account of, Tenant, all without service of notice or resort to legal process and without being deemed guilty of trespass, or becoming liable for any loss or damage which may be occasioned thereby.

     (b) Right to Relet. Should Landlord elect to reenter, as herein provided, or should it take possession pursuant to legal proceedings or pursuant to any notice provided for by law, it may either terminate this Lease or it may, from time to time, without terminating this Lease, make such alterations and repairs as may be necessary in order to relet the premises, and relet said premises or any part thereof for such term or terms (which may be for a term extending beyond the term of this Lease) and at such rental or rentals and upon such other terms and conditions as Landlord in its sole discretion may deem advisable. Upon each such reletting all rentals received by the Landlord from such reletting shall be applied first to the payment of any indebtedness other than rent due hereunder from Tenant to Landlord; second, to the payment of any costs and expenses of such reletting, including brokerage fees and attorney's fees and of costs of such alterations and repairs; third, to the payment of rent due and unpaid hereunder, and the residue, if any, shall be held by Landlord and applied in payment of future rent as the same may become due and payable hereunder. If such rentals received from such reletting during any month be less than that to be paid during that month by Tenant hereunder, Tenant shall pay any such deficiency to Landlord. Such deficiency shall be calculated and paid monthly. No such reentry or taking possession of said premises by Landlord shall be construed as an election on its part to terminate this Lease unless a written notice of such intention be given to Tenant, or unless the termination thereof be decreed by a court of competent jurisdiction. Notwithstanding any such reletting without termination, Landlord may at any time hereafter elect to terminate this Lease for such previous breach. Should Landlord at any time terminate this Lease for any breach, in addition to any other remedies it may have, it may recover from Tenant all damages it may incur by reason of such breach, including the cost of recovering the demised premises, reasonable attorney's fees, and including the worth at the time of such termination of the excess, if any, of the amount of rent and charges equivalent to rent reserved in this Lease for the remainder of the stated term over the then reasonable rental value of the demised premises for the remainder of the stated term, all of which amounts shall be immediately due and payable from Tenant to Landlord.

     (c) Landlord's Rights to Cure Tenant's Default. Landlord may, at its option, instead of exercising any other rights or remedies available to it in this Lease or otherwise by law, statute or equity, spend such money as is reasonably necessary to cure any default or covenant herein and the amount so spent, and costs incurred, including attorney's fees, in curing such default, shall be paid by Tenant, as additional rent, upon demand.

     (d) Legal and Other Expenses.. In case suit shall be brought for recovery of possession of the demised premises, for the recovery of rent or any other amount due under the provisions of this Lease, or because of the breach of any other covenant herein contained on the part of Tenant or Landlord to be kept or performed, and a breach shall be established, Tenant or Landlord, as the case may be, shall pay to Landlord or Tenant, as the case may be, all expenses incurred therefor, including a reasonable attorney's fee.

     (e) Waiver of Rights of Redemption. Tenant hereby expressly waives any and all rights of redemption granted by or under section 504.02 of Minnesota Statutes Annotated, or any other present or future laws in the event of Tenant being evicted or dispossessed for any cause, or in the event of Landlord obtaining possession of the demised premises, by reason of the violation by Tenant of any of the covenants or conditions of this Lease, or otherwise. Tenant also waives any demand for possession of the demised premises, and any demand for payment of rent and any notice of intent to reenter the demised premises or of intent to terminate this Lease, other than the notices above provided in this Article, and waives any and every other notice or demand prescribed by any applicable statutes or laws.

     (f) Cumulative Remedies. No remedy herein or elsewhere in this Lease or otherwise by law, statute or equity, conferred upon or reserved to Landlord or Tenant shall be exclusive of any other remedy, but shall be cumulative, and may be exercised from time to time and as often as the occasion may arise.

     ARTICLE 21. GENERAL. This Lease does not create the relationship of principal and agent or of partnership or of joint venturer or of any association between Landlord and Tenant, the sole relationship between Landlord and Tenant being that of Landlord and Tenant. No waiver of any default of Tenant hereunder shall be implied from any omission by Landlord to take any action on account of such default if such default persists or is repeated, and no express waiver shall affect any default other than the default specified in the express waiver and that only for the time and to the extent therein stated. One or more waivers by Landlord shall not be construed as a waiver of a subsequent breach of the same covenant, term, or condition. The consent to or approval by Landlord of any act by Tenant requiring Landlord's consent or approval shall not waive or render unnecessary Landlord's consent to or approval of any subsequent similar act by Tenant. Each term and each provision of this Lease performable by Tenant shall be construed to be both a covenant and a condition. No action required or permitted to be taken by or on behalf of Landlord under the terms or provisions of this Lease shall be deemed to constitute an eviction or disturbance of Tenant's possession of the demised premises. The marginal or topical headings of the several articles, paragraphs, and clauses are for convenience only, and do not define, limit, or construe the contents of such articles, paragraphs, or clauses. All preliminary negotiations are merged into and incorporated in this Lease. The laws of the State of Minnesota shall govern the validity, performance and enforcement of this Lease.

     (a) Entire Agreement. This Lease and the exhibits, if any, attached hereto and forming a part hereof, set forth all the covenants, promises, agreements, conditions, and understandings between Landlord and Tenant concerning the demised premises and there are no covenants, promises, agreements, conditions, or understandings, either oral or written, between them other than are herein set forth. Except as herein otherwise provided, no subsequent alteration, amendment, change, or addition to this Lease shall be binding upon Landlord or Tenant unless reduced to writing and signed by them.

     (b) Partial Invalidity. If any term, covenant, or condition of this Lease or the application thereof to any person or circumstance shall, to any extent, be invalid or unenforceable, the remainder of this lease, or the application of such term, covenant, or condition to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby and each term, covenant, or condition of this Lease shall be valid and be enforced to the fullest extent permitted by law.

     ARTICLE 22. LANDLORD'S CONSENT NOT TO BE UNREASONABLY WITHHELD. Landlord covenants and agrees that wherever and whenever Landlord's consent, permission, or approval shall be required hereunder, Landlord shall not unreasonably withhold or delay such consent, permission, or approval.

     ARTICLE 23. HOLDING OVER. In the event Tenant remains in possession of the premises herein leased after the expiration of this Lease and without the execution of a new Lease, it shall be deemed to be occupying said premises as a tenant from month to month, subject to all the conditions, provisions, and obligations of this Lease insofar as the same can be applicable to a month-to-month tenancy.

     ARTICLE 24. TERMINATION BY TENANT. Tenant hereby reserves the right to terminate this Lease and surrender the demised premises by giving nine (9) months written notice to the Landlord from any rent due date provided that the Tenant intends to and will by the expiration of the nine (9) month period relocate its business outside the State of Minnesota.

     ARTICLE 25. NOTICES. Any notice, demand, or request which under the terms of this Lease or by any statute or ordinance now or hereafter in force is provided or required to be given, may be given personally or by Registered or Certified mail (return receipt requested) by enclosing such notice in a postage-paid envelope directed as follows:

     (a) To Tenant at the demised premises at Hibbing, Minnesota, or at such other address as the Tenant may from time to time designate in writing;

     (b) To Landlord at:

                  Daniel O. Burkes
                  3805 13th Avenue
                  Hibbing, Minnesota 55746

     or at such other address as the Landlord may from time to time designate in writing.

     Any demand, notice, or request which shall be served upon the Landlord or the Tenant in the manner aforesaid shall be deemed sufficiently served at the time such notice, demand, or request shall have been mailed to such party at the address herein designated for such service.

     ARTICLE 26. SHORT FORM LEASE. A Short Form Lease suitable for recording in the office of the Register of Deeds or Registrar of Titles shall be executed and delivered at the request of either party.

     ARTICLE 27. SUCCESSORS AND ASSIGNS. The terms, covenants, and conditions hereof shall be binding upon and inure to the successors in interest and assigns of the parties hereto.

     ARTICLE 28. TERM. The initial term of this Lease is from January 1, 2000, to and including December 31, 2002.

     ARTICLE 29. OPTION TO PURCHASE. Tenant shall have the right and option to purchase the demised premises, and all of the structures, buildings, and other improvements constructed by Landlord not belonging to the Tenant for the purchase price determined below. Tenant may exercise this option by giving notice to Landlord at any time during the term of this Lease, or any renewal or extension hereof. Upon exercise of this option, Tenant will deposit $10,000 in cash with the escrow agent hereinafter designated; and in such event all terms, conditions and provisions herein contained shall serve as a binding purchase agreement between the parties hereto.

     If Tenant shall exercise this option, Landlord shall give Tenant a good, clear and marketable title to the demised premises, free and clear of all tenancies, liens, encumbrances, encroachments, restrictions, reservations, conditions of record, and easements, except: (1) those existing as of December 31,1999 other than the contract for deed from Landlord to Mesaba Realty, Inc. which shall be satisfied and discharged before or at closing; (2) taxes due but not yet payable; (3) zoning ordinances, if any; and (4) any lease of the portion of the premises not being leased to Tenant which has a term ending on or before December 31, 2002. Transfer of the demised premises shall be made by general warranty deed with dower rights, if any, released, and revenue or documentary stamps, if required, affixed and canceled thereon, conveying title therein to Tenant, in fee simple. If there is any lien or encumbrance of record against the demised premises, Tenant may elect to take the demised premises subject to any such lien or encumbrance; in such event, the full amount thereof, together with any interest and penalties accrued thereon as of the date of transfer, shall be deducted from the purchase price herein; and Tenant will thereafter indemnify and save Landlord harmless from all further liability thereunder.

     Within 30 days after Tenant exercises this option, all documents and monies required hereunder shall be deposited by the respective parties with the escrow agent, which shall be either any reputable title company licensed to do business in the state wherein the demised premises are located or the law firm of Johnson, Killen & Seiler of Duluth, Minnesota. This agreement shall serve as the escrow instructions, subject to the escrow agent's usual condition of acceptance where not contrary to any of the terms hereof. Real estate taxes, insurance, and any other prepaid or accrued charged customarily prorated shall be prorated as of the date of transfer according to the calendar year. Landlord, at Landlord's expense, shall furnish Tenant with an owner's or fee policy of title insurance, issued by a title insurance company first approved by Tenant, in the amount of the above purchase price, as evidence or assurance that there has been conveyed to Tenant, the title required to be conveyed hereunder. The escrow agent shall cause title to the demised premises to be searched, and if and when the required evidence of title can be issued and the escrow agent has received all funds and documents required to be deposited hereunder, the escrow agent shall cause the deed to be filed of record and the funds disbursed in accordance herewith.

     The escrow agent shall charge Landlord with the cost of the owner's or fee policy of title insurance, including premium, location survey, and title examination charges; revenue or other documentary stamps, if required; any transfer, or similar tax or charge, imposed by reason of this sale and conveyance of the demised premises; and one half of the escrow fee. The escrow agent shall charge Tenant with the recording fees and one half of the escrow fee. However, in the event Landlord shall be unable to convey title to Tenant, as hereinbefore required, then Tenant shall have the right to terminate and rescind the exercise of this option without any liability; and in such event, any and all sums that Tenant deposited in escrow hereunder shall be forthwith returned to Tenant by the escrow agent.

     The purchase price of the demised premises, shall be SIX HUNDRED AND FIFTY THOUSAND AND NO/100 DOLLARS ($650,000.00)

     IN WITNESS WHEREOF, the parties comprising "Landlord" herein have hereto set their hands as of the day and year first above written, and Tenant has caused this lease to be executed by its duly authorized officers as of the day and year first above written.

                                                     LANDLORD:


                                                     ---------------------------
                                                     Daniel O. Burkes

                                                     TENANT:
                                                     Irathane Systems, Inc.


                                                     By:
                                                     Its:

                                     CONSENT

     Nancy J. Burkes, spouse of Daniel O. Burkes, hereby consents to this Lease for the sole purpose of subjecting her interest in the premises to the terms and conditions of this Lease.

                                                     Nancy J. Burkes

                                ACKNOWLEDGEMENTS

STATE OF MINNESOTA                  )
                                    ) ss.
COUNTY OF ST. LOUIS                 )

     On this _____ day of ___________, 2000, before me, a Notary Public within and for said County, personally appeared Daniel O. Burkes, to me personally known, who being duly sworn did say that he signed this instrument as his own free act and deed.

                                                     --------------------------
                                                     Notary Public

STATE OF MINNESOTA                  )
                                    ) ss.
COUNTY OF ST. LOUIS                 )

     On this _____ day of ____________, 2000, before me, a Notary Public within and for said County, personally appeared ______________, to me personally known, who being duly sworn did say that he is the ___________ of Industrial Rubber Applicators, the corporation named in the foregoing instrument, and that said instrument was signed on behalf of said corporation by authority of its Board of Directors, and said ________________________ acknowledged said instrument to be the free act and deed of said corporation.

                                               --------------------------------
                                               Notary Public

STATE OF MINNESOTA                  )
                                    ) ss.
COUNTY OF ST. LOUIS                 )

     On this _____ day of ___________, 2000, before me, a Notary Public within and for said County, personally appeared Nancy J. Burkes, to me personally known, who being duly sworn did say that she signed this instrument as her own free act and deed.

                                                  -----------------------------
                                                  Notary Public

THIS INSTRUMENT DRAFTED BY:
Johnson, Killen & Seiler, P.A.
By:  John N. Nys
811 Norwest Center
230 West Superior St.
Duluth, MN  55802
(218) 722-6331