Form 10QSB
period 2000-03-31
INDUSTRIAL RUBBER PRODUCTS INC
filed 2000-05-11
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2000 or

     [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period Ended
From             to

                                ----------------

Commission file number              333-46643

                        INDUSTRIAL RUBBER PRODUCTS, INC.
        (Exact name of small business issuer as specified in its charter)

         Minnesota                                            41-1550505
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

         3804 East 13th Street
         Hibbing, MN                                   55746
(Address of principal executive offices)             (Zip Code)

                                 (218) 263-8831
                (Issuer's telephone number, including area code)

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

Common Stock, $.001 Par Value - 4,187,205 shares as of April 30, 2000.

Transitional Small Business Disclosure Format (check one)  Yes   No x

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Industrial Rubber Products, Inc.
                            Condensed Balance Sheets
                       March 31, 2000 and December 31, 1999

                                                     March 31        December 31
                                                       2000             1999
                                                    ---------        ----------
Assets
Current Assets
  Cash and Cash equivalents                         $   341,556      $   563,845
  Trade receivables net of allowances                 3,292,618        2,159,582
  Inventories                                         1,913,053        1,628,459
  Prepaid expenses                                      102,103          115,531
  Deferred Taxes                                        337,000          337,000
                                                      ----------      ----------
  Total Current Assets                                5,986,330        4,804,417

Cash Value of Life Insurance                            181,849          180,524
Goodwill                                              1,081,951        1,081,951
Accumulated Amortization                                (86,463)         (68,431)
Prepaid expenses                                         11,206           11,206
                                                    -----------      -----------
   Total Other Assets                                 1,188,543        1,205,250

Deferred Taxes                                          865,323          979,000
                                                    -----------      -----------

Property Plant Equipment
  Land                                                  123,696          533,847
  Buildings                                             942,046        2,057,287
  Automotive Equipment                                  621,255          621,296
  Machinery & Equipment                               6,223,379        6,147,583
                                                     -----------      ----------
                                                      7,910,376        9,360,013

  Less Accumulated Depreciation                       2,051,648        1,884,460
                                                     ----------       ----------
             Total Property, Plant & Equipment        5,858,728        7,475,553
                                                     ----------       ----------
             Total Assets                            13,898,924       14,464,220
                                                     ----------       ----------

Liabilities and Stockholder's Equity

Current Liabilities
  Bank note payable                                  $5,155,201      $ 6,500,000
  Current maturities of
         long-term debt                                  23,388           24,804
  Accounts payable                                    2,194,505        1,344,478
  Accrued expenses                                      945,057        1,212,576
  Income taxes payable                                   91,000           91,000
                                                    -----------      -----------
         Total Current Liabilities                    8,409,151        9,172,858
                                                    -----------      -----------
Long-term Debt, less current
  Maturities                                            286,576          291,202
                                                    -----------      -----------
Stockholder's Equity
  Common stock, $.001 par value                           4,187            4,144
  Additional Paid In Capital                          5,638,862        5,605,832
  Retained Earnings                                    (447,087)        (617,602)
  Accumulated other comprehensive
    income                                                7,235            7,786
                                                     ----------        ---------
          Total Equity                                5,203,197        5,000,160
                                                     ----------      -----------
Total Liabilities and Equity                       $ 13,898,924      $14,464,220
                                                    ===========      ===========



                        Industrial Rubber Products, Inc.
                         Condensed Statements of Income
                                   (Unaudited)

                                     Three months ended
                                          March 31,
                                   ---------------------
                                    2000           1999
                                    ----           ----
Net Sales                      $ 5,054,304    $ 1,631,671
Cost of Sales                    3,745,314      1,490,967
                                -----------    -----------
    Gross profit               $ 1,308,990    $   140,704

Selling, general and
 administrative
 expenses                           838,819        530,542
Irathane moving expense             215,970              0
                                 -----------    -----------
Operating income(loss)          $   254,201    $  (389,838)
                                 -----------    -----------

Nonoperating Income(Expense)
 Interest income                      1,930        23,214
 Interest expense(loss)            (173,515)      (10,370)
 Gain/(loss) on sale of
 assets                             201,576             0
                                 -----------    -----------
                                     29,991        12,484
                                 -----------    -----------
Income(loss)before
 income taxes                   $   284,192    $ (377,354)
                                 -----------    -----------

Income tax expense(credit)          113,677      (150,988)
                                 -----------    -----------
Net Income (Loss)                   170,515      (226,366)
                                 -----------    -----------
Basic earnings(loss)
  per share (Note 3)                    .04          (.05)
                                  ===========    ===========
Weighted average
shares outstanding                4,164,300      4,185,200



                        Industrial Rubber Products, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                                         Three months ended
                                                            March 31,
                                                       -------------------------
                                                          2000          1999
Cash Flows from Operating Activities
  Net Income(Loss)                                  $  170,515       $ (226,366)
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Depreciation                                        195,778          167,101
   Amortization                                         18,032           14,819
   Gain on sale of property                           (201,576)               0
   Deferred Taxes                                      113,677         (150,988)
   Changes in working capital components
     Net of effects from purchase of businesses
     (Increase)Decrease in:
        Receivables                                 (1,133,036)          26,891
        Inventories                                   (284,594)         166,968
        Prepaid expenses                                13,428         (349,342)
     Increase(Decrease) in:
        Accounts payable and accrued
          expenses                                     615,581           (9,465)
                                                    -----------       ----------
Net cash provided by (used in)
 operating activities                                 (492,195)        (360,382)
                                                    -----------       ----------

Cash Flows from Investing Activities
 Purchase of property & equipment                      (75,363)        (229,531)
 Increase in cash value of life insurance               (1,325)          (7,026)
 Proceeds from sale of property                      1,697,986                0
 Proceeds from maturity of marketable
     debt securities                                         0        1,642,784
 Purchase of businesses                                      0       (9,951,265)
 Other investing activities                                  0          (64,582)
                                                    -----------       ----------
 Net cash provided by (used in)
   investing activities                              1,621,298       (8,609,620)
                                                   -----------       ----------

Cash Flows From Financing Activities
  Net proceeds (repayments) on short-
   term borrowings                                  (1,344,799)       7,000,000
  Principal payments on long-term
   borrowings                                           (6,042)        (182,602)
  Disbursements for loan origination fees                    0          (35,000)
  Disbursements for common stock reacquired                  0           (5,562)
                                                   -----------       ----------
Net cash provided by (used in)
 financing activities                               (1,350,841)       6,776,836
                                                    -----------       ----------

Increase (decrease) in Foreign Currency
  Translation                                             (551)               0
                                                     ----------        ---------
Net increase (decrease) in cash and
  cash equivalents                                    (222,289)      (2,193,166)

Cash and cash equivalents
  Beginning                                            563,845        2,715,966
                                                    -----------       ----------
  Ending                                            $  341,556      $   522,800
                                                    ===========       ==========
Supplemental Disclosures of Cash Flow
Information
  Cash payments for interest                        $  165,850       $   12,273
                                                    -----------       ----------
  Cash payments for income taxes                    $        0       $        0
                                                    ===========       ==========
Supplemental Schedule of Noncash
  Investing and Financing Activities
     Acquisition of business:
      Cash purchase price                                             9,951,265
      Accounts receivable                                             1,298,000
      Inventories                                                     1,585,391
      Other current assets                                               61,649
      Property and equipment                                          6,899,475
      Excess if cost over net assets
        of acquired companies                                           414,750
      Accounts payable assumed                                         (308,000)
     Issuance of 43,250 shares of common
      stock and reduction of accrued
      stock bonus                                       33,073
                                                   ------------      -----------
                                                        33,073        9,951,265
                                                   ============      ===========




                        Industrial Rubber Products, Inc.
                     Notes to Condensed Financial Statements
                                  March 31, 2000
                                   (Unaudited)

     Note 1. Basis of Presentation. The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2000 and March 31, 1999 (b) the financial position at March 31, 2000 and (c) the cash flows for the three month periods ended March 31, 2000 and March 31, 1999. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB filed March 29, 2000.

     Note 2. Related Company Transactions. As of March 31, 2000 the Company had receivables of $69,618 and payables of $72,270 with Nelson Roofing, Inc., a company owned by the majority stockholder of the Company. The Company provides management and administrative services to Nelson Roofing, Inc. and receives a management fee for such services. Management fees invoiced to Nelson Roofing, Inc. amounted to $35,427 in the first quarter of 2000.

     The Company rents a house in Utah owned by the majority stockholder on a month to month basis. Total rent paid to the majority stockholder amounted to $8,460 in the first quarter of 2000.

     Note 3. Earnings per share. Earnings per share are computed based upon the weighted average number of shares outstanding during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net Sales. The Company's net sales for the first quarter of 2000 of $5,054,304 showed an increase of $3,422,633 from the sales in the same period in 1999 of $1,631,671. Irathane Systems which was acquired on March 31,1999, accounts for approximately $2,449,000 of the increase. The Company recorded sales of $954,000 during the first quarter of 2000 for Nordberg Sales Corp. The Company became the distributor for Nordberg in October of 1999 and therefore had no sales during the first quarter of 1999. First quarter sales for the remaining product lines showed a slight increase in 2000 when compared with 1999.

     The  Company's   order  backlog  on  March  31,  2000,  was   approximately
$3,129,040 compared to $1,411,000 on March 31, 1999.

     Cost of Sales. Cost of sales as a percentage of net sales was 74.1% in the first quarter of 2000 compared with 91.4% in same quarter of 1999. The improvement is the result of increased sales volume and improved control of direct material and labor, as well as other manufacturing expenses.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses of $1,054,789 in the first quarter of 2000 increased from $530,542 in the same quarter of 1999. Selling, general and administrative expenses for Irathane Systems and the Nordberg distributorship amounted to $550,000 in the first quarter of 2000 and were not present in the first quarter of 1999. Included in the $550,000 total was $215,970 related to the move and consolidation of Irathane's U.S. manufacturing facilities.

     Nonoperating Income and Expense. Interest expense for the first quarter of 2000 was $173,515 and represents an increase from $10,730 in the first quarter of 1999. This increase was the result of bank debt that was initiated on March 31, 1999, and had an outstanding balance of $6.5 million during the first quarter of 2000.

     On March 31, 2000, the Company sold the land and buildings at its Irathane Colorado facility and recorded a gain on the sale of $201,576. The net proceeds of the sale, $1,651,893, were used to pay down bank debt

     Net Income Before Taxes. Net income before tax for the period ended March 31, 2000, was $284,192, compared to a loss of $377,354 for the same period of 1999. The improvement was the result of increased sales and reduced cost of sales.

     Income Taxes. During the first quarter of 2000, the Company recorded an income tax expense of $113,677, resulting in net income of $170,515. The Company does not anticipate the use of cash for the payment of income taxes due to its utilization of net operating loss carryforwards.

     Cash Flows. The Company's cash flows from operating activities showed cash used of $492,195, in the first quarter of 2000 compared with cash used of
$360,382 in the same period of 1999. The first quarter of 2000 included unfavorable working capital changes of $788,621. These were partially offset by net income of $170,515 and the utilization of deferred tax of $113,677. The Company's cash flows provided by investing activities were $1,621,298 in the first quarter of 2000. The major item was $1,697,986 from the proceeds of the Colorado property sale. During the same period of 1999, $8,609,620 was used in investing activities, including $9,951,265 for the purchase of TJ Products and Irathane Systems Inc. Net cash used in financing activities was $1,350,841 in the first quarter of 2000. This included the repayment of short-term bank borrowings of $1,651,893 from the sale of the Irathane Colorado facility, offset by new borrowings of $307,094. During the same period of 1999, financing activities provided $6,776,836, including $7,000,000 of short-term bank borrowings. The net cash decrease for the first quarter ending March 31, 2000, was $222,289.

     Liquidity and Sources of Capital. During the quarter, the Company used the proceeds of the Colorado property sale to reduce the balance of the bank note from $6,500,000 to $4,848,107. The Company also used their revolving credit agreement to borrow $307,094 to finance changes in working capital accounts. The Company believes that the first quarter financial performance and reduction of borrowings will lead to a further extension of its financing agreements with US Bank, beyond the current June 30, 2000 date. The Company also believes that it can fund proposed capital expenditures and operating requirements from operations and renewed bank credit lines. Proposed capital expenditures for the year ended December 31, 2000, are expected to total approximately $500,000, which is similar to the past two years.

     Year 2000. The Company did not experience any significant Year 2000 problems. In the ordinary course of business over the last two years, the Company has replaced several personal computers and software. These replacements required minimal expenditures. The Company established formal Year 2000 plans during the past several years to minimize the potential impact from in-house operating systems and from suppliers. These efforts, which required minimal expenditures, were successful in that the Company experienced no interruptions to its internal systems or with its suppliers. No critical projects were deferred because of Year 2000 issues.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.


Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             Exhibit 11  Statement Re: Computation of Earnings per Share.
             Exhibit 27  Financial Data Schedule

         (b) Reports on Forms 8-K.

     A report on Form 8-K was filed on April 14, 2000 regarding sale of the Company's land and buildings in Colorado Springs, Colorado.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)


Date: May 10, 2000                                  /s/ John M. Kokotovich
                                               ---------------------------------
                                               John M. Kokotovich
                                               Chief Financial Officer


                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share

                                                              Three Months Ended
                                                                    March 31,
                                                               ----------------
                                                                      2000
                                                                   ----------
Primary and full diluted:
  Weighted average shares outstanding
    during the period                                                 4,164,300
                                                                      ----------
Net Income                                                           $  170,515
                                                                      ----------
Net income per share - basic                                         $      .04
                                                                      ==========
Net income per share - diluted:                                              n/a

     Net income per share is computed based upon the weighted average number of shares outstanding during the period. The Stock Options and Warrants discussed in the Company's Schedule 14A filed April 7, 2000 were not dilutive for the period ending March 31, 2000.