Form 10QSB
period 2000-06-30
INDUSTRIAL RUBBER PRODUCTS INC
filed 2000-08-10
CIK 1056093

              QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2000 or

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

Common Stock, $.001 Par Value - 4,187,205 shares as of July 31, 2000.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        Industrial Rubber Products, Inc.
                            Condensed Balance Sheets
                       June 30, 2000 and December 31, 1999

                                                       June 30       December 31
                                                         2000            1999
                                                      Unaudited
                                                     ------------     ----------
Assets
Current Assets

  Cash and Cash equivalents .................     $    333,468      $    563,845
  Trade receivables, net of allowances.......        3,232,618         2,159,582
  Inventories ...............................        1,456,423         1,628,459
  Prepaid expenses ..........................           95,374           115,531
  Deferred taxes ............................          337,000           337,000
                                                  ------------      ------------
  Total current assets ......................        5,454,883         4,804,417

Other Assets

   Cash value of life insurance .............          183,840           180,524
   Goodwill .................................        1,081,951         1,081,951
   Accumulated Amortization .................         (104,496)          (68,431)
   Prepaid expenses .........................           21,818            11,206
                                                   ------------      ------------
  Total other assets ........................        1,183,113         1,205,250


  Deferred Taxes ............................          782,514           979,000


 Property Plant and Equipment

  Land ......................................          121,554           533,847
  Buildings .................................          938,625         2,057,287
  Automotive equipment ......................          634,743           621,296
  Machinery and equipment ...................        6,542,412         6,147,583
                                                  ------------      ------------
                                                     8,237,334         9,360,013
Less Accumulated depreciation ...............        2,241,106         1,884,460
                                                  ------------      ------------
Net Property Plant and Equipment ............        5,996,228         7,475,553
                                                  ------------      ------------
                                                  $ 13,416,738      $ 14,464,220
                                                  ============      ============

Liabilities and Stockholder's Equity

Current Liabilities
  Bank note payable .........................     $  5,791,014      $  6,500,000
  Current maturities of
         long-term debt .....................           23,905            24,804
  Accounts payable ..........................        1,069,772         1,344,478
  Accrued expenses ..........................          965,765         1,212,576
  Income taxes payable ......................                0            91,000
                                                  ------------      ------------
         Total current liabilities ..........        7,850,456         9,172,858
                                                  ------------      ------------
Long-term Debt, less current
  maturities ................................          279,253           291,202
                                                  ------------      ------------
Stockholder's Equity
  Common stock, $.001 par value;
   authorized 25,000,000 shares;
   issued 4,144,000 shares in 1999; and
   4,187,205 in 2000.........................            4,187             4,144
  Additional paid-in capital ................        5,638,862         5,605,832
  Retained earnings .........................         (357,777)         (617,602)
  Accumulated other comprehensive income ....            1,757             7,786
                                                  ------------      ------------
Total Stockholder's Equity ..................        5,287,029         5,000,160
                                                  ------------      ------------
                                                  $ 13,416,738      $ 14,464,220
                                                  ============      ============

         See notes to the condensed financial statements.


                        Industrial Rubber Products, Inc.
                         Condensed Statements of Income
                                   (Unaudited)

                          Three months ended             Six months ended
                               June 30,                       June 30,
                         ---------------------          ------------------
                          2000           1999           2000          1999
                          ----            ----          -----         ----
Net Sales              $4,845,175    $ 4,322,763    $ 9,899,479    $ 5,954,434
Cost of Sales           3,783,160      3,090,826      7,528,474      4,581,793
                      -----------    -----------    -----------    -----------
    Gross profit        1,062,015      1,231,937      2,371,005      1,372,641

Selling, general and
 administrative
 expenses                 739,859        999,237      1,578,678      1,529,779
Irathane moving
 expense                  149,571              0        365,541              0
Arizona closure
 expense                  (96,717)             0        (96,717)             0
                      -----------    -----------    -----------    -----------
Operating income
     (loss)               269,302        232,700        523,503       (157,138)
                      -----------    -----------    -----------    -----------

Nonoperating Income
 Expense
  Interest income           1,391          1,563          3,321         24,777
  Interest expense       (155,843)      (148,319)      (329,358)      (159,049)
  Gain/Loss on sale
    of assets              34,000           (234)       235,576           (234)
                       -----------   -----------     ----------      -----------
                         (120,452)      (146,990)       (90,461)      (134,506)
                       -----------   -----------    -----------      -----------
Income (Loss) before
    taxes                 148,850         85,710        433,042       (291,644)
Income tax expense
   (credit)                59,540         35,554        173,217       (115,434)
                      -----------     -----------    -----------     -----------
Net Income (Loss)          89,310         50,156        259,825       (176,210)
                      -----------     -----------    -----------     -----------
Basic and diluted
 earnings (loss)
 per share (Note 3)          .02            .01             .06          (.04)
                       ===========    ===========    ===========    ===========
Weighted average
shares outstanding      4,187,205       4,183,401      4,175,752      4,183,495


See notes to the condensed financial statements.


                        Industrial Rubber Products, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                      Six months ended
                                                           June 30,
                                                    -------------------------
                                                       2000          1999
Cash Flows from Operating Activities
  Net Income (Loss) ......................        $   259,825    $  (176,210)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
      Depreciation .......................            385,236        362,734
      Amortization .......................             36,065         31,601
      Gain on sale of property ...........           (235,576)             0
      Deferred Taxes .....................            199,314       (114,729)
   Changes in working capital components
   net of effect from purchase of business
     (Increase)Decrease in:
        Receivables ......................         (1,073,036)      (227,773)
        Inventories ......................            172,036        307,161
        Prepaid expenses .................              9,545       (579,713)
     Increase(Decrease) in:
        Accounts payable and accrued
          expenses .......................           (579,444)        77,212
                                                   -----------    -----------
Net cash provided by (used in)
 operating activities ....................           (826,035)      (319,717)
                                                   -----------    -----------
Cash Flows from Investing Activities
  Purchase of property & equipment .......           (402,321)      (252,294)
  (Increase) decrease in cash value
    of life insurance ....................             (3,316)       (14,728)
  Proceeds from sale of property .........          1,731,986              0
  Proceeds from maturity of
    marketable debt securities ...........                  0      1,642,784
  Purchase of businesses .................                  0     (9,962,652)
  Other investing activities .............                  0        (74,116)
                                                    -----------    -----------
Net Cash provided by (used in)
 investing activities ....................          1,326,349     (8,661,006)
                                                    -----------    -----------

Cash Flows From Financing Activities
  Net proceeds (repayments) on short-
   term borrowings .......................           (708,986)     7,220,000
  Principal payments on long-term
   borrowings ............................            (12,848)      (206,093)
   Disbursements for loan
    origination fees .....................                  0        (35,000)
   Disbursements for common
    stock reacquired .....................                  0        (26,195)
                                                   -----------    -----------
Net cash provided by (used in)
 financing activities ....................           (721,834)     6,952,712

(Increase) Decrease in Foreign
    Currency Adjustment ..................             (8,857)         5,384

Net increase (decrease) in cash and
  cash equivalents .......................           (230,377)    (2,022,627)
Cash and cash equivalents
  Beginning ..............................            563,845      2,715,966
                                                   -----------    -----------
  Ending .................................         $   333,468   $   693,339
                                                   ===========    ===========
Supplemental Disclosures of Cash Flow
Information

  Cash payments for interest .............         $   327,283    $  114,023
                                                   ===========    ===========
  Cash payments for income taxes .........         $    64,903    $        0
                                                   ===========    ===========

         See notes to the condensed financial statements.


Supplemental Schedule of Noncash Investing and Financing Activities

    Acquisition of business
       Cash purchase price                                       $  9,962,652
       Accounts Receivable                                          1,113,705
       Other receivables                                              811,490
       Inventories                                                  1,500,511
       Other current assets                                            29,226
       Property and Equipment                                       6,899,475
       Excess of cost over net assets
          of Acquired companies                                       426,137
       Accounts payable and accrued
           items assumed                                             (817,892)
                                                ---------       --------------
                                                $       0       $   9,962,652

     Issuance of 43,250 shares of common
       stock and reduction of accrued
       stock bonus                              $  33,073                    0
                                                ---------       --------------
                                                $  33,073        $   9,962,652

                        Industrial Rubber Products, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 2000
                                   (Unaudited)

     Note 1. Basis of Presentation. The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended June 30, 2000 and June 30, 1999 (b) the results of operations for the six months ended June 30, 2000 and June 30, 1999 (c) the financial position at June 30, 2000 and (d) the cash flows for the six month periods ended June 30, 2000 and June 30, 1999. Operating results for the three month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10- KSB filed March 29, 2000.

     Note 2. Related Company Transactions. As of June 30, 2000 the Company had receivables of $93,236 and payables of $67,621 in total with Nelson Roofing, Inc., and K Building Components, Inc. ("KBC"), both companies owned by the majority stockholder of the Company. The Company contracted with both Nelson Roofing and KBC to assist in the consolidation and move of the Colorado Irathane facility. Materials and services totaled $140,858 in the second quarter and $163,536 for the six month period. The Company provides management and administrative services to Nelson Roofing, Inc. and receives a management fee for such services. Management fees invoiced to Nelson Roofing, Inc. amounted to $10,987 in the second quarter of 2000. Management fees for the six-month period ending June 30, 2000, amounted to $46,414.

     The Company rents a house in Utah owned by the majority stockholder on a month to month basis. Total rent paid to the majority stockholder amounted to $8,460 in the second quarter of 2000. Rent paid for the six-month period ending June 30, 2000, amounted to $16,920.

     Note 3. Earnings per share. Earnings per share are computed based upon the weighted average number of shares outstanding during the period. The stock options and warrants discussed in the Company's Schedule 14A filed April 7, 2000 were not dilutive for the period ending June 30, 2000

     Note 4. Total comprehensive income. For the six-month period ended June 30, 2000, total comprehensive income was $253,796. For the quarter ended June 30, 2000 total comprehensive income was $83,832. The difference between total comprehensive income and net income was due to foreign currency transaction adjustments net of tax.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net Sales. Net sales for the second quarter of 2000 of $4,845,175 compares with $4,322,763 in the same quarter of 1999. The increase in sales compared with 1999 is primarily the result of Nordberg distribution sales of $504,506. The Company began distribution of Nordberg products in October 1999.

     Net sales for the six-month period ending June 30, 2000, of $9,899,479 compares with $5,954,434 in the same period in 1999. The increase in sales is the result of the Nordberg distribution addition, approximately $1,460,000, and the Irathane acquisition on March 31, 1999, approximately $2,450,000.

     The Company's order backlog on June 30, 2000, was approximately $2,586,000.

     Cost of Sales. Cost of sales as a percentage of net sales was 78.1% in the second quarter of 2000 compared with 71.5% in the same quarter of 1999. The increase was the result of Nordberg distributorship sales (which began in late 1999 and carry a higher cost of sales than manufactured product sales) and unfavorable product mix.

     Cost of sales for the first six months of 2000 was 76.0% of net sales compared with 76.9% for the same period in 1999. This improvement was caused by improved cost performance in most divisions, slightly offset by Nordberg sales costs discussed above.

     Selling, General and Administrative Expenses. Normal selling, general and administrative expenses decreased from $999,237 (23.1% of net sales) in the second quarter of 1999 to $739,859 (15.3% of net sales) in the same quarter of 2000. The decrease was the result of Company efforts in the fourth quarter of 1999 and the first quarter of 2000 to reduce staffing and administrative expenses at all divisions and the corporate office. During the second quarter of 2000 the Company incurred $149,571 of expenses related to the move and consolidation of Irathane's U.S. manufacturing facilities. This was partially offset by $96,717 when the Company was able to sublease its Arizona facility and move the idled equipment for less than the provision made for these expenses in 1999. For the six-month period ending June 30, 2000, normal selling, general and administrative expenses of $1,578,678 (15.9% of net sales) compared with expenses of $1,529,779 (25.7% of net sales) during the same period in 1999. The decrease as a percentage of net sales was the result of the efforts to reduce expenses described above and increased sales from the Nordberg distributorship which have lower than average (6% of net sales) selling, general and administrative expenses. Total moving and consolidation costs for the Irathane facilities during the first six months of 2000 amounted to $365,541.

     Nonoperating Income and Expense. The major nonoperating expense, interest expense, increased from $148,319 in the second quarter of 1999 to $155,843 in the same quarter of 2000. The increase was the result of higher interest rates, partially offset by a lower total debt due to the sale of the Irathane Colorado facility and corresponding debt reduction on March 31, 2000. The Company recorded a gain on the sale of assets of $34,000 during the second quarter of 2000 when it sold several assets at TJ Products.

     For the six-month period ended June 30, interest expense increased from $159,049 in 1999 to $329,358 in 2000. This increase was due to the timing of the major bank note, the proceeds of which were received on March 30, 1999. For the first six months of 2000 the Company recorded total gains of $235,576 from the sale of assets. In addition to the TJ Products assets described above, the Company also recorded a gain on the sale of the Irathane Colorado facility of $201,576 in the first quarter.

     Net Income. Net income (before tax) for the quarter ending June 30, 2000 was $148,850 and compares with $85,710 in the same quarter in 1999. The increase was due to higher sales and lower administrative expenses, slightly offset by higher cost of sales. Net income (before tax) for the six-month period ending June 30, 2000, was $433,042 and compares to a loss in the same period of 1999 of $291,644. The improvement was due to a significant increase in sales (66%).

     Income Taxes. During the quarter ended June 30, 2000, the Company recorded an income tax provision of $59,540. This compares with a provision of $35,554 in the same quarter of 1999. For the six-month period ended June 30, 2000, the Company recorded an income tax provision of $173,217. During the same period in 1999 the Company recorded a credit of $115,434. The Company does not anticipate the payment of tax for 2000 income due to operating loss carry forwards from previous years, except for the Irathane Elliott (Canadian) division.

     Cash Flows. The Company's cash flows from operating activities showed net cash used of $826,035 for the first six months of 2000. Working capital component changes accounted for net cash usage of $1,470,899. Accounts receivable increased by $1,073,036 and accounts payable and accrued expenses decreased by $579,444. These working capital changes were partially offset by net income, excluding depreciation and amortization, of $681,126.

     The Company showed net cash provided by investing activities of $1,326,349 in the first six months of 2000. The major item was $1,697,986 from the proceeds of the Colorado property sale. This was partially offset by $402,321 for the purchase of property and equipment, which was primarily capital improvements to the Hibbing Irathane plant.

     The Company used $721,834 in financing activities during the first six months of 2000. Nearly all of this amount, $708,986, was for the net reduction on bank borrowings.

     In total, the Company showed a net decrease in cash of $230,377 for the first six months of 2000. This reduced the Company's cash balance from $563,845 to $333,468.

     Liquidity and Sources of Capital. During the first six months of 2000 the Company used the proceeds of the Colorado property sale to reduce the balance of the bank note from $6,500,000 to $4,848,107. During the same period the Company increased their borrowing under its revolving credit agreement by $942,907. This was primarily used to finance the increase in accounts receivable and the cash requirements related to the Irathane facility move.

     During the first quarter the Company signed an extension of their financing agreements with US Bank to June 30, 2000. During the second quarter the Company signed another extension with the same bank until December 31, 2000. These extensions were the result of improved performance by the Company in 2000. The Company is continuing to work with US Bank and other financial institutions to convert short-term borrowings into long-term debt. The Company believes that it can fund proposed capital expenditures and operating requirements from operations and bank credit lines.

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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)


Date: August 2, 2000                            /s/ John M. Kokotovich
                                               ---------------------------------
                                               John M. Kokotovich
                                               Chief Financial Officer


                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share


                                                               Six Months Ended
                                                                   June 30,
                                                               ----------------
                                                                     2000
                                                                   ----------
Net income Per Share - basic:
  Weighted average shares outstanding
    during the period                                                4,175,810
                                                                    ----------
Net Income (Loss)                                                   $  259,825
                                                                    ----------
Net income (loss) per share - basic                                 $     .06
                                                                    ==========
Net income per share - diluted:                                     $     .06
                                                                    ==========

     Net income per share is computed based upon the weighted average number of shares outstanding during the period. The Stock Options and Warrants discussed in the Company's Schedule 14A filed April 7, 2000 were not dilutive for the period ending June 30, 2000.