Form 10QSB
period 2000-09-30
INDUSTRIAL RUBBER PRODUCTS INC
filed 2000-11-13
CIK 1056093

              QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2000 or

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

Common Stock, $.001 Par Value - 4,187,205 shares as of October 31, 2000.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        Industrial Rubber Products, Inc.
                            Condensed Balance Sheets
                    September 30, 2000 and December 31, 1999

                                                     September 30    December 31
                                                         2000            1999
                                                      Unaudited
                                                     ------------     ----------
Assets
Current Assets

  Cash and Cash equivalents .................     $     84,908      $    563,845
  Trade receivables, net of allowances.......        2,954,016         2,159,582
  Inventories ...............................        1,422,283         1,628,459
  Prepaid expenses ..........................           24,672           115,531
  Deferred taxes ............................          337,000           337,000
                                                  ------------      ------------
  Total current assets ......................        4,822,879         4,804,417

Other Assets

   Cash value of life insurance .............          193,122           180,524
   Goodwill .................................        1,081,952         1,081,951
   Accumulated Amortization .................         (122,529)          (68,431)
   Prepaid expenses .........................           21,818            11,206
                                                   ------------      ------------
  Total other assets ........................        1,174,363         1,205,250


  Deferred Taxes ............................          945,235           979,000


 Property Plant and Equipment

  Land ......................................          122,112           533,847
  Buildings .................................          946,780         2,057,287
  Automotive equipment ......................          634,896           621,296
  Machinery and equipment ...................        6,569,769         6,147,583
                                                  ------------      ------------
                                                     8,273,557         9,360,013
Less Accumulated depreciation ...............        2,442,255         1,884,460
                                                  ------------      ------------
Net Property Plant and Equipment ............        5,831,302         7,475,553
                                                  ------------      ------------
                                                  $ 12,773,779      $ 14,464,220
                                                  ============      ============

Liabilities and Stockholder's Equity

Current Liabilities
  Bank note payable .........................     $  5,907,248      $  6,500,000
  Current maturities of
         long-term debt .....................           22,252            24,804
  Accounts payable ..........................          655,759         1,344,478
  Accrued expenses ..........................          891,406         1,212,576
  Income taxes payable ......................                0            91,000
                                                  ------------      ------------
         Total current liabilities ..........        7,476,665         9,172,858
                                                  ------------      ------------
Long-term Debt, less current
  maturities ................................          251,939           291,202
                                                  ------------      ------------
Stockholder's Equity
  Common stock, $.001 par value;
   authorized 25,000,000 shares;
   issued 4,144,000 shares in 1999; and
   4,187,205 in 2000.........................            4,187             4,144
  Additional paid-in capital ................        5,638,862         5,605,832
  Retained earnings .........................         (601,859)         (617,602)
  Accumulated other comprehensive income ....            3,985             7,786
                                                  ------------      ------------
Total Stockholder's Equity ..................        5,045,175         5,000,160
                                                  ------------      ------------
                                                  $ 12,773,779      $ 14,464,220
                                                  ============      ============

         See notes to the condensed financial statements.


                        Industrial Rubber Products, Inc.
                         Condensed Statements of Income
                                   (Unaudited)

                          Three months ended            Nine months ended
                            September 30,                  September 30
                         ---------------------          ------------------
                          2000           1999           2000          1999
                          ----            ----          -----         ----
Net Sales              $3,839,931    $ 3,639,396    $13,739,410    $ 9,593,830
Cost of Sales           3,213,262      3,067,080     10,741,736      7,648,873
                      -----------    -----------    -----------    -----------
    Gross profit          626,669        572,316      2,997,674      1,944,957

Selling, general and
 administrative
 expenses                 866,524        930,406      2,445,202      2,460,185
Irathane consolidation
 expense                    4,317              0        369,858              0
Arizona closure
 expense                        0              0        (96,717)             0
                      -----------    -----------    -----------    -----------
Operating income
     (loss)              (244,172)      (358,090)       279,331       (515,228)
                      -----------    -----------    -----------    -----------

Nonoperating Income
 Expense
  Interest income           1,548          7,143          4,868         31,920
  Interest expense       (164,179)      (151,760)      (493,537)      (310,809)
  Gain/Loss on sale
    of assets                   0              0        235,576           (234)
                       -----------   -----------     ----------      -----------
                         (162,631)      (144,617)      (253,093)      (279,123)
                       -----------   -----------    -----------      -----------
Income (Loss) before
    taxes                (406,803)      (502,707)        26,238       (794,351)
Income tax expense
   (credit)              (162,721)      (202,307)        10,495       (317,741)
                      -----------     -----------    -----------     -----------
Net Income (Loss)        (244,082)      (300,400)        15,743       (476,610)
                      -----------     -----------    -----------     -----------
Basic and diluted
 earnings (loss)
 per share (Note 3)         (.06)          (.07)           .004           (.11)
                       ===========    ===========    ===========    ===========
Weighted average
shares outstanding      4,187,205       4,158,065      4,179,636      4,175,223


See notes to the condensed financial statements.


                        Industrial Rubber Products, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                      Nine months ended
                                                         September 30,
                                                    -------------------------
                                                       2000          1999
Cash Flows from Operating Activities
  Net Income (Loss) ......................        $    15,743    $  (476,610)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
      Depreciation .......................            586,385        600,962
      Amortization .......................             54,097         48,502
      Gain on sale of property ...........           (235,576)             0
      Deferred Taxes .....................             36,593       (314,192)
   Changes in working capital components
   net of effect from purchase of business
     (Increase)Decrease in:
        Receivables ......................           (794,434)      (302,559)
        Inventories ......................            206,176        552,009
        Prepaid expenses .................             80,247       (540,339)
     Increase(Decrease) in:
        Accounts payable and accrued
          expenses .......................         (1,067,816)       (42,710)
                                                   -----------    -----------
Net cash provided by (used in)
 operating activities ....................         (1,118,585)      (474,937)
                                                   -----------    -----------
Cash Flows from Investing Activities
  Purchase of property & equipment .......           (438,544)      (327,426)
  (Increase) decrease in cash value
    of life insurance ....................            (12,598)       (16,392)
  Proceeds from sale of property .........          1,731,986              0
  Proceeds from maturity of
    marketable debt securities ...........                  0      1,642,784
  Purchase of businesses .................                  0     (9,282,735)
  Other investing activities .............                  0         23,884
                                                    -----------    -----------
Net Cash provided by (used in)
 investing activities ....................          1,280,844     (7,959,885)
                                                    -----------    -----------

Cash Flows From Financing Activities
  Net proceeds (repayments) on short-
   term borrowings .......................           (592,752)     7,000,000
  Principal payments on long-term
   borrowings ............................            (41,815)      (212,004)
   Disbursements for loan
    origination fees .....................                  0        (35,000)
   Disbursements for common
    stock reacquired .....................                  0        (78,883)
                                                   -----------    -----------
Net cash provided by (used in)
 financing activities ....................           (634,567)     6,674,113

(Increase) Decrease in Foreign
    Currency Adjustment ..................             (6,629)         8,348

Net increase (decrease) in cash and
  cash equivalents .......................           (478,937)    (1,752,361)
Cash and cash equivalents
  Beginning ..............................            563,845      2,715,966
                                                   -----------    -----------
  Ending .................................         $    84,908   $   963,605
                                                   ===========    ===========
Supplemental Disclosures of Cash Flow
Information

  Cash payments for interest .............         $   491,482    $  264,169
                                                   ===========    ===========
  Cash payments for income taxes .........         $    64,903    $        0
                                                   ===========    ===========

         See notes to the condensed financial statements.


Supplemental Schedule of Noncash Investing and Financing Activities

    Acquisition of business
       Cash purchase price                                       $  9,282,735
       Accounts Receivable                                          1,113,705
       Other receivables                                                    0
       Inventories                                                  1,500,511
       Other current assets                                            29,226
       Property and Equipment                                       6,661,275
       Excess of cost over net assets
          of Acquired companies                                       666,983
       Accounts payable and accrued
           items assumed                                             (688,965)
                                                ---------       --------------
                                                $       0       $   9,282,735

     Issuance of 43,250 shares of common
       stock and reduction of accrued
       stock bonus                              $  33,073                    0
                                                ---------       --------------
                                                $  33,073        $   9,282,735

                        Industrial Rubber Products, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

     Note 1. Basis of Presentation. The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended September 30, 2000 and September 30, 1999 (b) the results of operations for the nine months ended September 30, 2000 and September 30, 1999 (c) the financial position at
September 30, 2000 and (d) the cash flows for the nine month periods ended September 30, 2000 and September 30, 1999. Operating results for the three month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB filed March 29, 2000.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company, which is required to adopt SAB No. 101 in the fourth quarter of 2000, has adopted it in the quarter ending September 30, 2000. Management believes the adoption of SAB No. 101 will not have a significant affect on its financial statements. As a result of the adoption of SAB No. 101, the Company is reporting net revenue from its Nordberg/Cleveland Cliffs alliance for crusher castings as commissions. For the quarter ending September 30, 2000, the Company had commissions from the Nordberg/Cleveland Cliffs alliance of approximately $20,000, resulting from the distribution of crusher castings with a sales value of approximately $350,000. There were no transactions from this alliance prior to the quarter ending September 30, 2000.

     Note 2. Related Company Transactions. As of September 30, 2000 the Company had receivables of $104,313 and payables of $1,716 in total with Nelson Roofing, Inc. and K Building Components, Inc. ("KBC"), both companies owned solely by the majority stockholder of the Company. The Company contracted with both Nelson Roofing and KBC to assist in the consolidation and move of the Colorado Irathane facility. Materials and services totaled $8,748 in the third quarter and $172,284 for the nine-month period. The Company provides management and administrative services to Nelson Roofing, Inc. and receives a management fee for such services. Management fees invoiced to Nelson Roofing, Inc. amounted to $35,427 in the third quarter of 2000. Management fees for the nine-month period ending September 30, 2000, amounted to $81,841. The Company rented a house in Utah owned by the majority stockholder on a month to month basis. Total rent paid to the majority stockholder amounted to $8,460 in the third quarter of 2000. Rent paid for the nine-month period ending September 30, 2000, amounted to $25,380. The house was sold and the rental arrangement discontinued in September, 2000.

     Note 3. Earnings per share. Earnings per share are computed based upon the weighted average number of shares outstanding during the period. The stock options and warrants discussed in the Company's Schedule 14A filed April 7, 2000 were not dilutive for the period ending September 30, 2000.

     Note 4. Total comprehensive income. For the nine-month period ended September 30, 2000, total comprehensive income was $11,942. For the quarter ended September 30, 2000, the total comprehensive loss was $241,854. The difference between total comprehensive income and net income was due to foreign currency transaction adjustments net of tax.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net Sales. Net sales for the third quarter of 2000 of $3,839,931 compares with $3,639,396 in the same quarter of 1999. The increase in sales compared with 1999 is primarily the result of Nordberg distribution sales, which were $420,011 for the third quarter of 2000. The Company began distribution of Nordberg products in the fourth quarter of 1999.

     Net sales for the nine-month period ending September 30, 2000, of $13,739,410 compares with $9,593,830 in the same period of 1999, an increase in net sales of 43%. The increase in sales is the result of the Nordberg distribution addition, $1,878,551, and the Irathane acquisition on March 31, 1999, which accounted for approximately $2,450,000 first quarter sales in 2000.

     The Company's order backlog on September 30, 2000, was approximately $2,268,000.

     Cost of Sales. Cost of sales as a percentage of net sales was 83.7% in the third quarter of 2000 compared with 84.3% in the same quarter of 1999. This slight improvement resulted despite the addition of the Nordberg distribution sales, which carry a higher cost of sales than in-house manufactured products.

     Cost of sales for the first nine months of 2000 was 78.2% of net sales and compares with 79.7% for the same period in 1999. Again, the improvement resulted despite the addition of Nordberg distributorship sales. Cost of sales excluding Nordberg was 77.0% for the nine-month period in 2000.

     Selling, General and Administrative Expenses. Normal selling, general and administrative expenses decreased from $930,406 (25.6% of net sales) in the third quarter of 1999 to $866,524 (22.6% of net sales) in the same quarter of 2000. The decrease was the result of Company efforts to reduce expenses at all divisions and the corporate office. For the nine-month period ending September 30, 2000, normal selling, general and administrative expenses of $2,445,202 (17.8% of net sales) compared with expenses of $2,460,185 (25.6% of net sales) during the same period in 1999. Again, the decrease was the result of Company efforts to reduce expenses. Irathane consolidation expenses for the nine-month period in 2000 were $369,858. These consolidation expenses were partially offset by the reversal of Arizona closure expenses of $96,717 resulting from the sublease of the Arizona facility.

     Nonoperating Income and Expense. The major nonoperating expense, interest expense, increased from $151,760 in the third quarter of 1999 to $164,179 in the same quarter of 2000. The increase was the result of higher interest rates.

     For the nine-month period ended September 30, interest expense increased from $310,809 in 1999 to $493,537 in 2000. The increase was due to the timing of the major bank note, the proceeds of which were received on March 30, 1999. The Company recorded total gains from the sale of assets of $235,576 in 2000. The sale of the Irathane Colorado facility accounted for $201,576 of the gain, with several assets at TJ Products accounting for the remainder.

     Net Income/(Loss) Before Tax. The net loss before tax for the quarter ending September 30, 2000, was $406,803 and compares with a loss of $502,707 for the same quarter in 1999. Net income before tax for the nine-month period ending September 30, 2000, was $26,238 and compares to a loss of $794,351 in the same period of 1999. The improvement was due to the increase in net sales discussed above.

     Income Taxes. During the quarter ended September 30, 2000, the Company recorded an income tax credit of $162,721. This compares with a credit of $202,307 in the same quarter of 1999. For the nine-month period ended September 30, 2000, the Company recorded an income tax provision of $10,495. During the same period in 1999 the Company recorded a credit of $317,741. The Company does not anticipate the payment of tax for 2000 income due to operating loss carry forwards from previous years, except for the Irathane Elliott (Canadian) division.

     Cash Flows. The Company's cash flows from operating activities showed net cash used of $1,118,585 for the first nine months of 2000. Working capital
component  changes  accounted  for  net  cash  usage  of  $1,575,827.   Accounts
receivable increased by $794,434 and accounts payable and accrued expenses decreased by $1,067,816. The unfavorable working capital changes were the result of several unrelated events. The addition of the Nordberg distributorship in late 1999 affected working capital by about $400,000. Accounts receivable included $300,000 as of September 30, 2000, for a one-time project with extended terms that has since been paid. The closure of the Arizona facility had a working capital impact of about $150,000. Product shipments to the Company's South American licensee, which include extended terms, have increased by about $200,000. Most of the remainder is the result of the Company's improved compliance with payment terms. These unfavorable working capital changes were partially offset by net income of $656,225, excluding depreciation and amortization.

     The Company showed net cash provided by investing activities of $1,280,844 in the first nine months of 2000. The major item was $1,697,986 from the proceeds of the Colorado property sale. This was partially offset by $438,544 for the purchase of property and equipment, which was primarily the capital improvements made to the Hibbing Irathane plant for the consolidation.

     The Company used $634,567 in financing activities for the first nine months of 2000. Nearly all of this amount, $592,752, was used to reduce short-term bank borrowings.

     In total, the Company showed a net decrease in cash of $478,937 for the first nine months of 2000. This reduced the Company's cash balance from $563,845 to $84,908.

     Liquidity and Sources of Capital. During the first nine months of 2000 the Company used the proceeds of the Colorado property sale to reduce the balance of the bank note from $6,500,000 to $4,848,107. During the same period the Company increased their borrowing under its revolving credit agreement by $1,059,141. This was primarily used to finance working capital requirements and cash requirements related to the Irathane facility consolidation.

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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)


Date: November 7, 2000                          /s/ John M. Kokotovich
                                               ---------------------------------
                                               John M. Kokotovich
                                               Chief Financial Officer


                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share


                                                               Nine Months Ended
                                                                  September 30,
                                                               ----------------
                                                                      2000
                                                                   ----------
Net income Per Share - basic:
  Weighted average shares outstanding
    during the period                                                4,179,636
                                                                    ----------
Net Income (Loss)                                                   $   15,743
                                                                    ----------
Net income (loss) per share - basic                                 $    .004
                                                                    ==========
Net income per share - diluted:                                     $    .004
                                                                    ==========

     Net income per share is computed based upon the weighted average number of shares outstanding during the period. The Stock Options and Warrants discussed in the Company's Schedule 14A filed April 7, 2000 were not dilutive for the period ending September 30, 2000.