Form 10KSB
period 2000-12-31
INDUSTRIAL RUBBER PRODUCTS INC
filed 2001-03-29
CIK 1056093

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

x Annual Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
  Act of 1934

    For the fiscal year ended December 31, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    Commission file number: 333-46643


Industrial Rubber Products, Inc.
(Exact name of registrant as specified in its charter)

Minnesota
(State or other jurisdiction of incorporation or organization)

41-1550505
(I.R.S. Employer Identification No.)

3804 East 13th Street, Hibbing, MN 55746
(Address of principal executive offices including zip code)

(218) 263-8831
(Issuer's telephone number, including area code)

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

Yes x   No _

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

The Company's revenues for its fiscal year ended December 31, 2000: $18,492,547.

Aggregate Market Value of Stock held by NonAffiliates of the Company as of February 15, 2001: $2,375,578 based on a closing average bid and asked price on that date of $.9065 per share.

The number of shares of the Company's Common Stock outstanding as of February 15, 2001 is 4,187,205.

Transitional Small Business Disclosure Form: Yes _ No x

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by references in Part III.




PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10KSB are "forwardlooking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forwardlooking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forwardlooking statements. Such forwardlooking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forwardlooking statements and are cautioned not to place undue reliance on such forwardlooking statements. The forwardlooking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forwardlooking statements to reflect subsequent events or circumstances.



Item 1: Business

(a) General development of business

Industrial Rubber Products, Inc. (the "Company" or "Industrial Rubber") was founded in 1986 to acquire and operate a rubber lining facility then owned by Irathane Systems Incorporated, a wholly owned subsidiary of Illinois Tool Works, Inc.

The Company was incorporated as a Minnesota corporation on March 5, 1986, as Industrial Rubber Applicators, Inc., and on January 30, 1998, changed its name to Industrial Rubber Products, Inc. The Company's corporate offices are located at 3804 E. 13th Avenue, Hibbing, MN 55746, and its telephone number is (218) 263-8831.

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

On January 20, 1999, the Company acquired Sonwil Products, Inc. dba TJ Products in West Jordan, Utah. TJ Products provides products and services similar to Industrial Rubber in the Inter-mountain West region of the United States. In addition, it produces cast urethane and rubber molded products for the military, aerospace, paper, utility and mineral processing industries. TJ Products had sales volume of slightly less than $3 million in 1999 and 2000.

On January 31, 1999, the lease on the Clearfield facility expired and the Company consolidated those operations at the facilities of the newly acquired TJ Products.

On March 31, 1999, the Company acquired the assets of Irathane Systems Inc., ("Irathane") which was a wholly owned subsidiary of Illinois Tool Works. Irathane had three manufacturing plants located in Colorado Springs, Colorado; Hibbing, Minnesota; and Sudbury, Ontario, Canada. These plants produce primarily cast urethane products for the mineral processing, aggregate and utility industries. The Colorado Springs plant also produced the prepolymer liquids used to produce the cast products in all three Irathane plants and sells the liquids to licensees in Chile and India. Irathane Systems has had historical annual sales of approximately $10 million.

During the first quarter of 2000 the Company sold the Colorado Springs facility and relocated all of the manufacturing equipment to the Hibbing plant. The proceeds from the sale of approximately $1.6 million were used to reduce the bank term loan.

In October of 1999, the Company became the distributor for Nordberg Sales Corp. ("Nordberg") to the taconite industry in Minnesota and Michigan. The Company distributes new equipment (crushers), wear materials and spare parts for Nordberg. The Company also distributes new equipment (magnetic separators and filter systems) for Scanmec (a wholly owned division of Nordberg). The previous distributor for these products in this area had annual sales of approximately $2 million.

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

URETHANE CAST PARTS. Industrial Rubber Products produces urethane cast parts at its Irathane facilities and at TJ Products. These parts include screens for the mineral processing and aggregate industries, pump linings and parts for the utility and mineral processing industries, rollers for the paper industry, tie pads for the railroad industry and many other parts for the mineral processing industry including cyclones, classifier shoes, discharge cones and launder liners. Irathane also produces the liquid prepolymer used to produce the cast parts and distributes the liquid prepolymer through licensees in Chile and India. The Company also applies urethane coating to pipe and other parts to prevent wear.

STEEL CAST PARTS. Industrial Rubber Products was selected by Nordberg as its distributor to the taconite industry in Minnesota and Michigan for Nordberg products. Nordberg products include new equipment (primarily crushers), and wear materials and spare parts for existing equipment. Nordberg is one of the largest suppliers of crushing equipment in the taconite industry and currently has over 100 crushers installed in the taconite plants of Minnesota and Michigan. The Scanmec products include new equipment used in magnetic separation and filtration of taconite slurry.

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

PROPRIETARY AND ENGINEERED PRODUCTS. Industrial Rubber's proprietary and engineered product line includes air bags, lifter bars, shell liners, pressure seals, fuel ignitors, auto suspension parts, screens and mill parts, all manufactured with either rubber or urethane raw materials.

STANDARD RUBBER PRODUCTS. Historically, the Company's standard rubber products are vulcanized rubber to steel. Examples of such products are manifolds, screens, pulleys, and rolls. The acquisition of TJ Products and Irathane Systems greatly expanded this line of products to include molded rubber products for the military and aerospace industries; as well as parts for the paper and mineral processing industries. All products are made to customer engineered specifications. The Company's Quality Assurance Program seeks to insure product conformity while limiting defects and reducing associated value added costs. The Company's Irathane/Elliott division in Sudbury, Ontario, Canada, is ISO 9000 certified.



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

Industrial Rubber's first market was the Minnesota taconite industry where taconite rock with a typical iron ore content of 25% to 30% is excavated, crushed, ground and separated to make and average of 46 million tons of high-grade taconite (iron ore) pellets annually.

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

The Company's present sales force consists of a sales and marketing vice president, ten direct sales people, two inside sales people, approximately 40 independent sales representatives and distributors, two licensee representatives (India and Chile), four OEM alliances, and sales and marketing clerks.

Industrial Rubber seeks to grow through increased penetration of all current markets with its present products, the development and sales of new products, sales to new markets outside the United States and sales of present and new products to new markets.

The Company estimates that the Minnesota and Michigan taconite industry will produce about 20% less than recent years in 2001. Although the majority of the anticipated reduction will be at mines that are not the Company's largest customers, it seeks to continue a strategy of diversification and continue to reduce its dependence on the taconite industry.

Industrial Rubber's marketing strategy is to maximize penetration of new markets, including the auto industry, the aggregate industry, and coal and power generating facilities, with its present products. The Company is acting to expand its product lines and new products will be cross-sold to existing and new customers.

The marketing plan includes prospective customer identification, customer needs analysis and increased and strategic placement of the sales force, to facilitate geographic market and product expansion. The Company intends to develop business partnerships with existing customers. The marketing plan is being implemented in the U.S., Canadian, Mexican, Asian and Chilean markets and, when appropriate, will be implemented elsewhere. At the present time, Chile, Peru, Brazil, Argentina, Mexico, and Australia are major mineral processing countries, as are certain Southeast Asian countries.

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

In October of 1999, the Company signed a distributorship agreement with Nordberg to supply Nordberg and Scanmec products to the taconite operations in Minnesota and Michigan. In March of 2000, the Company and Nordberg signed a five-year supply alliance with the six mining operations in Minnesota and Michigan that are managed by Cliffs. Under the terms of the alliance, the Company will distribute for Nordberg, 90% of the Cliffs operational needs of the covered items, or from $3 to $5 million annually for the five remaining properties in total. One of the properties, LTV, filed bankruptcy and closed at the end of December 2000.

The goal is to allow the Company to supply its customers with a full line of protective products eliminating the disadvantage to the customers of acquiring components from multiple suppliers. Customers should further benefit by having a single source for the design and testing of protective product improvements.

In connection with the sale of its products, the Company from time to time, provides its customers with written limited warranties, including the establishment of performance related standards. The Company's products subject to such performance related standards are under continuing review and the failure to meet performance related standards can result in credits back to the customers. As of year end, no significant warranty claims or other performance related claims have had to be accrued.



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



RAW MATERIALS AND SUPPLIES

The Company obtains rubber used to manufacture its rubber products from numerous rubber suppliers using Industrial Rubber Products proprietary compounds. The Company produces its own prepolymer liquids for cast urethane production through a supply of raw materials from large nationally recognized chemical companies. The Company obtains numerous metal fabrications from metal fabricators in Minnesota, Colorado, other states and Canada. The Company anticipates that it will continue to obtain these materials from these suppliers, but other sources are available for all such materials.



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



PROPRIETARY RIGHTS AND LABOR CONTRACTS

The Company holds numerous patents and trademarks. Industrial Rubber holds a patent for a Discharge Millhead, which will terminate on April 7, 2013. The Irathane division holds various patents for elastomeric railroad pads and a railroad tie repair system. The Company is developing additional potentially patentable products including rubber compounds, grinding mill parts, screens and cyclone products, pipe coupling products and parts for the automobile industry. The Company also has several proprietary rubber and urethane compounds.

Since many of the Company's developments are extensions of existing knowledge, and given the cost of obtaining patent protection, no assurance can be given that patents for either the products or processes being developed will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership to the patents and other proprietary rights held by the Company. Further, there can be no assurance competitors have not developed or will not develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around such patents. In addition, whether or not patents are issued, others may hold or receive patents, which contain claims having a scope that covers products developed by the Company.

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

The Minnesota production employees at the Industrial Rubber Products plant are covered by a collective bargaining agreement with the United Steel Workers of America, Local #6860-1, which terminates on April 15, 2004. The Minnesota production employees at the Irathane plant are covered by a collective bargaining agreement with Midwestern Industrial Council, which terminates on June 30, 2002. The Sudbury, Ontario production employees at the Irathane plant are covered by a collective bargaining agreement with the International Brotherhood of Painters and Allied Trades, Local 1904, which terminates on May 31, 2001. There is no union affiliation at the TJ Products facility.



RESEARCH AND DEVELOPMENT

The Company has not incurred significant research and development costs, although it has incurred certain of such costs on a job-by-job basis which are expensed as incurred.

The Company has a research facility in Colorado Springs, which was established following the sale of the Colorado facility. This facility, which performs research and development functions for all Industrial Rubber divisions, is staffed by a lead scientist (chemist) who has over twenty years experience in the elastomeric research industry.



GOVERNMENTAL REGULATION

While Industrial Rubber's products are not subject to, and do not require any governmental approvals before sale, the Company is subject to a wide variety of governmental regulations. As a manufacturing company, Industrial Rubber is subject to safety regulations established by the United States Department of Labor and the Minnesota Department of Labor and Industry under the Occupational Safety and Health Act ("OSHA"). Because its products are sold to the mining industry, workplace safety at the Company is also subject to regulation by the Mine Safety and Health Administration. The Company's operations are continually being monitored and inspected. During February 1998, the Company received OSHA reports addressing a number of deficiencies found by inspectors in the Company's production facilities, and assessing fines against the Company totaling approximately $6,000. In 1998 all deficiencies were addressed, none of which had a material effect on the Company's operations. The Company participates with OSHA in a program to limit or correct deficiencies before fines are assessed.



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



EMPLOYEES

As of February 15, 2001, Industrial Rubber had 127 employees, all of whom were fulltime; 84 were production workers (54 union); the other 43 were in sales, engineering, accounting, administrative and clerical, and production supervision.

The Company believes that its relations with its employees are excellent, demonstrated by a low turnover rate. The Company believes that the representation of employees by unions acts to remove a potential barrier to the sale of certain of the Company's products to the taconite mining plants by responding to union contract language that limits outsourcing of work.



Item 2: Properties

The Company currently has four manufacturing facilities. Two of these are owned and two are leased. Two are in Hibbing, Minnesota (Industrial Rubber and Irathane); and one each is in West Jordan, Utah and Sudbury, Ontario. On December 31, 1999, the Company closed a manufacturing facility in Casa Grande, Arizona that it was leasing, and on March 31, 2000, the Company sold the Colorado Springs plant and moved the equipment to the Hibbing plant.

The Hibbing, Minnesota (Industrial Rubber) facility is a 30,000 square foot manufacturing facility and office facility that the Company owns, subject to a mortgage with a balance of $282,334.09 as of December 31, 2000. This facility is used to produce proprietary rubber and rubber lined products that are used in the taconite industry and also shipped throughout North America for use in copper, gold, molybdenum and other mineral processing operations. This facility also houses the Company's corporate headquarters.

The Hibbing, Minnesota (Irathane) facility is a 42,000 square foot manufacturing and office facility that the Company leases. This facility is used to produce urethane cast products used in the taconite industry in Minnesota, other mineral processing operations throughout the world, and screens for the aggregate industry. All manufacturing equipment previously located in the Colorado plant was moved to the Hibbing facility during the first and second quarters of 2000. This facility also houses sales and technical support staffs.

The West Jordan, Utah facility is a 25,000 square foot manufacturing facility that is leased from the previous owner of TJ Products. The facility produces urethane cast products, rubber molded products and rubber lined products for the mineral processing, military and aerospace, paper and power industries in the Inter-mountain West. The Company has options to purchase all or portions of the land and buildings during the term of the lease. The production equipment from the Arizona facility was moved to and was stored at this facility early in 2000.

The Sudbury, Ontario facility is a 15,000 square foot manufacturing facility used to produce urethane cast products and rubber lined products for the mineral processing industry in Canada. The Company owns the facility.

The Company also owns a 16,000 square foot facility in Hibbing, MN, that is currently being used as a storage facility.

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



Item 4: Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of the security holders of the Company since the date of its previous annual meeting, May 23, 2000, through the solicitation of proxies or otherwise.





Part II



Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock trades on the Nasdaq SmallCap Market under the symbol INRB. The following table sets forth the high and low bid quotation for the quarters shown. The prices quoted represent prices between trades in the stock without adjustments for markups, markdowns or commissions and do not necessarily reflect actual transactions. The Company's initial public offering date was April 24, 1998.


2000
Quarter                 High               Low

1st                    3 15/16            17/32

2nd                     2 1/2              1/2

3rd                       2               9/16

4th                       2               3/32


1999

Quarter                 High               Low
1st                     2 1/8             11/16

2nd                     2 1/8             1 1/8

3rd                    1 15/16            15/16

4th                     1 3/8              1/4


The approximate number of shareholders of record and beneficial shareholders of the Company's $.001 par value common stock as of December 31, 1999 and December 31, 2000, was 1,000.

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



FISCAL 2000 COMPARED WITH 1999

Net sales in the year ended December 31, 2000, of $18,492,547 increased 42.4%, or $5,507,246 when compared with 1999 sales of $12,985,301. The increase is attributable to the full year effect of the 1999 acquisition of Irathane Systems on March 31st, which accounted for approximately $2.5 million of the increase. The Nordberg distributorship, which started in October of 1999, accounted for about $2.7 million of the increase. Sales levels of the other subsidiaries reflected no major changes.

The Company's order backlog on December 31, 2000, was approximately $2,200,000.

Cost of sales as a percentage of net sales was 77.2% in 2000 compared with 81.4% in 1999. The decrease was the result of reductions in variable manufacturing expenses at nearly all subsidiaries and included Nordberg distributorship cost of sales of 87.8%, which did not impact the 1999 results. The 2000 cost of sales as a percentage of net sales was 75.9% without Nordberg.

Selling, general and administrative expenses decreased from $3,984,698 in 1999 to $3,610,906 in 2000. The decrease is the result of restructuring and cost consolidation efforts, primarily at TJ Products and Irathane Systems, and reduced legal and audit expenses, which related to the 1999 acquisitions. The 2000 expenses of $3,610,906 included approximately $367,000 of expenses related specifically to the closure and move of the Colorado Irathane facility. As a percentage of sales, selling, general and administrative expenses decreased from 30.7% in 1999 to 19.5% in 2000, 17.6% excluding the Colorado expenses.

In 1999 the Company recorded a $505,991 provision for restructuring costs associated with the closing of the Arizona and the Colorado facilities.

Net non-operating expenses for 2000 of $475,747 compared with $429,988 in 1999. Included in the 2000 expenses were $730,517 of interest expense, all except $71,743 of which was on bank debt. The $71,743 represents interest on the capital lease of the Hibbing Irathane facility. During 2000, the Company signed a seven year extension to the original three year lease. This extension was signed after the Company moved the Colorado equipment to the Hibbing facility and invested nearly $400,000 in leasehold improvements. Interest expense increased in 2000 compared with 1999 primarily because the bank debt began on March 31, 1999. Partially offsetting the increased interest expense was a $248,207 gain from the sale of assets. Most of this, $202,000, resulted from the sale of the Colorado real estate.

The Company recorded an income tax provision of $52,731 in 2000. This compares with an $889,000 tax credit in 1999. Additional information is provided in Note 10, Income Tax Matters, of the Financial Statements, presented in Item 13 of this 10-KSB Report.

The 2000 net income of $84,465, or $.02 per basic and diluted share, represents a significant improvement from the 1999 net loss of $1,618,635, or $.39 per basic and diluted share. This change was due to the increased sales and reduced expenses previously discussed.



FISCAL 1999 COMPARED WITH 1998

Net sales in the year ended December 31, 1999, of $12,985,301 increased 30.1%, or $3,004,033, when compared with 1998 sales of $9,981,268. The increase is attributable to the acquisition of TJ Products, on January 20, 1999, and the acquisition of Irathane Systems on March 31, 1999. Together, these two acquisitions accounted for sales of $9,404,836 in 1999. These increases were partially offset by a decrease in major pipelining projects, which the Company had none of in 1999.

The Company's order backlog on December 31, 1999, was approximately $2,976,000.

Cost of sales as a percentage of net sales was 81.4% in 1999 compared with 78.0% in 1998. The increase was the result of the change from new acquisitions.

Selling, general and administrative expenses increased from $2,342,553 in 1998 to $3,984,698 in 1999. The increase is the result of the associated selling, general and administrative expenses of the 1999 acquisition companies, and the legal and audit costs required to complete the acquisitions.

The Company experienced a $505,991 pre-tax provision for restructuring costs associated with the closing of the Arizona facility (approximately $408,000) and the closing and transfer of the Colorado facility to Hibbing, Minnesota. These closures and consolidations are expected to result in cost savings, with no impact on sales.

Net non-operating expense for 1999 was $429,988, compared with net non-operating income of $107,466 in 1998. Interest income in 1999 was $41,736, compared with $245,713 in 1998, which reflected the investment of IPO proceeds from April of 1998 to early 1999. Interest expense increased from $138,247 in 1998, to $461,475 in 1999. The increase was the result of the $7 million bank borrowing on March 31, 1999, to finance the Irathane acquisition.

As discussed elsewhere in this Form 10-KSB, the Company was an S Corporation until March 31,1998, and as such, was generally not responsible for income taxes. Instead, the then sole stockholder was taxed on the Company's taxable income. If the Company had paid income taxes as a C Corporation, its estimated income taxes during 1998 would have been a credit of $80,000. In 1999, the Company had an income tax credit of $889,000. Additional information is provided in Note 10, Income Tax Matters, of the Financial Statements, presented in Item 13 of this 10-KSB Report.

The 1999 net loss of $1,618,635, or $.39 per basic and diluted share, represents a decrease from the 1998 pro-forma net loss of $168,454, or $.04 per basic and diluted share of the prior year. This change was due to the increased expenses and other provisions previously discussed.



LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows used by operating activities were $518,460 for 2000, which compares with $166,989 provided by operating activities in 1999. There were several significant differences between the two periods. During 1999, the Company had a net loss $1,618,635 and a deferred tax credit of $980,000. These uses of cash were offset by non-cash adjustments of $1,248,564 and favorable working capital changes of $1,517,060. In 2000, the Company had a net profit and tax provision which provided $124,465. Non-cash adjustments provided $687,026, while unfavorable working capital changes used $1,329,951.

Cash flows provided by investing activities were $1,201,245 in 2000, compared with $8,564,648 used for investing activities in 1999. The major source of cash in 2000 was $1,764,186 from the sale of assets (primarily the Colorado real estate), while $529,361 was used for the purchase of assets (primarily the leasehold improvements to the Hibbing Irathane facility). In 1999, $9,716,015 was used for business acquisitions, and was partially offset by $1,642,784 from the sale of marketable securities.

The Company's cash flows used for financing activities were $875,422 in 2000, compared with $6,233,752 provided by financing activities in 1999. During 2000 the Company repaid bank loans of $815,004, while in 1999, the Company borrowed $6,500,000.

In total, the Company had a decrease in cash of $175,494, resulting in a cash balance of $388,351 as of December 31, 2000. This compares with a decrease of $2,152,121 in 1999.

The Company has recently signed a fifth amendment to the US Bank revolving line of credit and term loan, which now extends until June 30, 2001. A $125,000 repayment was made on the term loan at the time of the extension. In addition, the Company has agreed to repay an additional $200,000 on the term loan during the second quarter of 2001. The Company continues to pursue financing alternatives other than US Bank, which informed the Company in November of 2000 of their desire to exit the relationship. The major issue encountered in obtaining new financing has been the currently available collateral rates on the Company's manufacturing equipment. On December 19, 2000, the Iron Range Resources and Rehabilitation Board approved a $1.0 million loan, contingent on the completion of a new financing package. The Company is confident that with this loan and the successful completion of other financing initiatives currently being pursued, a new financing package will be completed during 2001.

The Company also believes that it can fund proposed capital expenditures and operational requirements from operations, currently available cash and renewed lines of credit. Proposed capital expenditures for the year ending December 31, 2001, are estimated at $250,000 and compare with $529,361 in 2000 and $434,714 in 1999.

The Company intends to grow its business through internal product expansion, new market development and through strategic alliances.



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





Part III



     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

The response to this item incorporates by reference the information under the caption "Election of Directors" of Industrial Rubber's Proxy Statement for the annual meeting of the stockholders held in 2001.



Item 10. Executive Compensation

The response to this item incorporates by reference the information under the caption "Executive Compensation" of Industrial Rubber's Proxy Statement for the annual meeting of the stockholders held in 2001.



Item 11. Security Ownership of Certain Beneficial Owners and Management

The response to this item incorporates by reference the information under the caption "voting Securities and Principal Holders" of Industrial Rubber's Proxy Statement for the annual meeting of the stockholders held in 2001.



Item 12. Certain Relationships and Related Transactions

The response to this item incorporates by reference the information under the caption "Certain Transactions" of Industrial Rubber's Proxy Statement for the annual meeting of the stockholders held in 2001.



Item 13. Exhibits and Reports on Form 8-K.

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

Exhibits Number

3(a)(1) Restated  Articles of  Incorporation  of Company dated as of January 30,
        1998 (Filed as Exhibit 3.1 to Form SB-2 dated February 20, 1998, File No. 333-46643.

3(a)(2) Restated Bylaws of Company as of January 30, 1998 (Filed as Exhibit 3.1 to Form SB-2 dated February 20, 1998 File No. 333-46643).

10(1) Employment Agreement between the Company and Daniel O. Burkes dated January 30, 2000. (Filed as Exhibit 10(1) to Form 10-KSB dated April 3, 2000, File No. 000-24039).

10(2) Management Contract between the Company and Nelson Roofing, Inc., dated January 30, 1999 (Filed as Exhibit 10.2 to Form SB-2 dated February 20, 1998 File No. 333-46643)which contract has been extended to December 31, 2000.

10(3)* Labor Agreement between the Company and United Steelworkers of America dated June 26, 2000.

10(4) Labor Agreement between Irathane Systems and Midwestern Industrial Council dated June 30, 1999. (Filed as Exhibit 10(4) to Form 10-KSB dated April 3, 2000, File No. 000-24039).

10(5) Labor Agreement between Industrial Rubber Products-Canada Inc. and International Brotherhood of Painters and Allied Trades Local 1904 dated April 1, 1999. (Filed as Exhibit 10(5) to Form 10-KSB dated April 3, 2000, File No. 000-24039).

10(6) Stock Option Plan, Including Specimen Stock Option Agreement as of January 30, 1999 (Filed as Exhibit 10.5 to Form SB-2 dated February 20, 1998 File No. 333-46643).

10(7) Stock Bonus Plan adopted on October 12, 1999. (Filed as Exhibit 10(7) to Form 10-KSB dated April 3, 2000, File No. 000-24039).

10(8) Credit Agreement between Company and U.S. Bank National Association dated March 31, 1999 (Filed as Exhibit 10.11 to Form 8-K dated April 12, 1999 File No. 000-24039).

10(9) First Amendment to Credit Agreement between Company and US Bank National Association dated September 30, 1999. (Filed as Exhibit 10(9) to Form 10-KSB dated April 3, 2000, File No. 000-24039).

10(10)* Second Amendment to Credit  Agreement  between Company and US Bank dated
        March 31, 2000.

10(11)* Third  Amendment to Credit  Agreement  between Company and US Bank dated
        June 9, 2000.

10(12)* Fourth Amendment to Credit  Agreement  between Company and US Bank dated
        December 31, 2000.

10(13) Lease Agreement between DGW Enterprises, L.C. and Industrial Rubber Products - Utah, Inc. dated January 20, 1999 (Filed as Exhibit 10(7) to Form 10-KSB dated March 29, 1999, File No. 000-24039).

10(14) First Amendment to Lease Agreement between DGW Enterprises, L.C. and Company dated October 5, 1999. (Filed as Exhibit 10(11) to Form 10-KSB dated April 3, 2000, File No. 000-24039).

10(15) Lease Agreement between Daniel O. Burkes and Irathane Systems, Inc. dated January 1, 2000. (Filed as Exhibit 10(12) to Form 10-KSB dated April 3, 2000, File No. 000-24039).

10(16)* Lease Agreement between Daniel O. Burkes and Irathane Systems, Inc.
        dated June 30, 2000.

10(17) Purchase Agreement between Industrial Rubber Products - Utah, Inc. and Company and Sonwil Products, Inc., dba T.J. Products and Dean G. Wilson dated January 20, 1999 (Filed as Exhibit 2.1 to Form 8-K dated February 4, 1999, File No. 000-24039).

10(18) Purchase Agreement between Illinois Tool Works Inc. and Industrial Rubber Products, Inc. dated March 25, 1999 (Filed as Exhibit 10.8 to Form 10-KSB dated March 29, 1999, File No. 000-24039).

10(19) Secrecy and Supply Agreement between Illinois Tool Works, Inc. and Company dated March 31, 1999 (Filed as Exhibit 10.9 to Form 8-K dated April 12, 1999 File No. 000-24039).

10(20) Non-Competition Agreement between Illinois Tool Works, Inc. and Company dated March 31, 1999 (Filed as Exhibit 10.10 to Form 8-K dated April 12, 1999, File No. 000-24039).



21. List of Subsidiaries

Industrial Rubber Products-Utah, Inc., a Utah corporation which does business as "TJ Products".

Irathane Systems Inc., a Minnesota Corporation.

Industrial Rubber Products-Canada, Inc., an Ontario Canada corporation which does business as "Irathane/Elliott Systems".

Industrial Rubber Products, Arizona, Inc., an Arizona Corporation.

Industrial Rubber Applicators, Inc., a Minnesota Corporation.

Industrial Rubber Products-Montana, Inc., a Montana Corporation.
Currently inactive.

27. Financial Data Schedule

PERIOD-TYPE                   Year
FISCAL-YEAR-END                          DEC-31-2000
PERIOD-START                             JAN-01-2000
PERIOD-END                               DEC-31-2000
CASH                                         388,351
SECURITIES                                         0
RECEIVABLES                                3,045,729
ALLOWANCES                                   402,000
INVENTORY                                  1,725,134
CURRENT-ASSETS                             5,131,841
PP&E                                       8,907,168
DEPRECIATION                               2,592,220
TOTAL-ASSETS                              13,602,592
CURRENT-LIABILITIES                        7,624,897
BONDS                                        842,854
PREFERRED-MANDATORY                                0
PREFERRED                                          0
COMMON                                         4,187
OTHER-SE                                   5,130,654
TOTAL-LIABILITY-AND-EQUITY                13,602,592
SALES                                     18,492,547
TOTAL-REVENUES                            18,492,547
CGS                                       14,268,698
TOTAL-COSTS                               17,879,604
OTHER-EXPENSES                                     0
LOSS-PROVISION                                20,000
INTEREST-EXPENSE                             730,517
INCOME-PRETAX                                137,196
INCOME-TAX                                    52,731
INCOME-CONTINUING                             84,465
DISCONTINUED                                       0
EXTRAORDINARY                                      0
CHANGES                                            0
NET-INCOME                                    84,465
EPS-BASIC                                        .02
EPS-DILUTED                                      .02

(b)  Reports on Form 8K
     None




SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, this registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Industrial Rubber Products, Inc.

Dated: March 12, 2001         /s/ John M. Kokotovich
                              Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SIGNATURE                          TITLE                          DATE
                                   President
/s/ Daniel O. Burkes               Chief Executive Officer
Daniel O. Burkes                   and Director                   March 12, 2001

                                   Vice President
/s/ Christopher M. Liesmaki        Chief Operating Officer
Christopher M. Liesmaki            and Director                   March 12, 2001

/s/ Paul A. Friesen
Paul A. Friesen                    Director                       March 12, 2001


/s/ James D. Mackay
James D. Mackay                    Director                       March 12, 2001

/s/ John R. Ryan, Jr.
John R. Ryan, Jr.                  Director                       March 12, 2001






Industrial Rubber Products, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL REPORT
December 31, 2000



INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Industrial Rubber Products, Inc.
Hibbing, Minnesota



We have audited the accompanying consolidated balance sheets of Industrial Rubber Products, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Rubber Products, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



McGLADREY & PULLEN, LLP



Duluth, Minnesota
February 16, 2001, except for the last paragraph of Note 5, as to which the date is March 7, 2001.






               Industrial Rubber Products, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 2000


ASSETS (Note 6)                                              1999                2000

Current Assets
     Cash and cash equivalents                           $   563,845        $    388,351
     Trade receivables, less allowance for doubtful
      accounts 1999 $382,000; 2000 $402,000                2,159,582           2,643,729
     Inventories (Note 4)                                  1,628,459           1,725,134
     Prepaid expenses                                        115,531              85,627
   Deferred taxes (Note 9)                                   337,000             289,000

                               TOTAL CURRENT ASSETS        4,804,417           5,131,841

Other Assets

     Cash value of life insurance                            180,524             214,104
     Goodwill, at cost, less accumulated
      amortization 1999 $68,431;
      2000 $140,561 (Note 2)                               1,013,520             941,390
     Prepaid pension costs (Note 10)                          11,206              13,309

                                                           1,205,250           1,168,803

Deferred Taxes (Note 9)                                      979,000             987,000

Property and Equipment (Note 6)
     Land                                                    533,847             509,186
     Buildings and leashold improvements                   2,057,287           1,610,551
     Automotive Equipment                                    621,296             529,560
     Machinery and equipment                               6,147,583           6,257,871

                                                           9,360,013          8,907,168

 Less accumulated depreciation                             1,884,460          2,592,220

                                                           7,475,553          6,314,948

                                                        $14,464,220        $13,602,592

See Notes to Consolidated Financial Statements.



Industrial Rubber Products, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 2000


LIABILITIES AND STOCKHOLDERS' EQUITY                           1999                 2000

Current Liabilities
Bank note payable (Note 5)                                $ 6,500,000        $ 5,684,996
     Current maturities of long-term debt (Note 6)             24,804             62,734
     Accounts payable                                       1,344,478          1,115,985
     Accrued expenses                                       1,212,576            760,182
     Income taxes payable                                      91,000              1,000

Total current liabilities                                   9,172,858          7,624,897


Long-Term Debt, less current maturities (Note 6)              291,202            842,854

Commitments and Contingencies (Notes 5, 12 and 13)

Stockholders' Equity (Note 7)

     Common stock, $.001 par value; authorized
        25,000,000 shares; issued 1999 -
4,144,000 shares; 2000 - 4,187,205 shares                       4,144              4,187
     Additional paid-in capital                             5,605,832          5,638,862
     Retained earnings (deficit)                             (617,602)          (533,137)
     Accumulated other comprehensive income                     7,786             24,929

         Total equity                                       5,000,160          5,134,841

         Total liabilities and equity                    $14,464,220        $ 13,602,592




Industrial Rubber Products, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1999 and 2000

                                                              1999             2000

Net Sales (Notes 3)                                      $12,985,301        $18,492,547
Cost of Sales                                             10,572,259         14,268,698
        Gross profit                                       2,413,042          4,223,849


Operating Expenses                                         3,984,698          3,610,906
Provision for Restructuring of Operations (Note 12)          505,991                  0
        Operating loss                                    (2,077,647)           612,943

Nonoperating Income (Expense)
     Interest and other income                                41,736              6,563
     Interest expense                                       (461,475)          (730,517)
  Gain (loss) on sale of equipment                           (10,249)           248,207
                                                            (429,988)          (475,747)

        Income (loss) before income taxes                 (2,507,635)            137,196


Federal and State Income Taxes (Credits) (Note 9)            (889,000)            52,731
         Net income (loss)                               $ (1,618,635)      $     84,465

Net income (loss) per share
     Basic                                               $      (0.39)      $       0.02
     Diluted                                             $      (0.39)      $       0.02

Weighted average shares outstanding
     Basic                                                  4,167,351          4,181,539
     Diluted                                                4,167,351          4,478,790

See Notes to Consolidated Financial Statements.


Industrial Rubber Products, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 1999 and 2000

                                                           Accumulated
                                Additional                  Retained        Other            Total          Total
                             Common Stock Paid-inEarnings Comprehensive Stockholders'    Comprehensive
                             SharesAmountCapital (Deficit)    Loss         Equity        Income (Loss)

Balance,

December 31, 1998          4,187,500  $4,188    $5,605,832   $1,079,872     $   -      $   6,689,892

  Purchase of 43,500
  Shares of stock           (43,500)    (44)        -          (78,839)         -           (78,883)

  Foreign currency
  translation adjustment,
  net of tax of $4,000         -          -         -             -            7,786          7,786       $   7,786

Net loss                       -          -         -         (1,618,635)       -          (1,618,635)    (1,618,635)

Total comprehensive
loss                                                                                                    $ (1,610,849)

Balance,

December 31, 1999          4,144,000$  4,144   $ 5,605,832    $ (617,602)  $   7,786     $   5,000,160

  Issuance of common
stock                         43,205      43        33,030        -             -             33,073

Foreign currency
translation adjustment             -       -             -        -           17,143          17,143       $ 17,143

Net Income                         -       -             -       84,465         -             84,465         84,465

Total comprehensive loss                                                                                  $ 101,608

Balance,
December 31, 2000          4,187,205  $ 4,187   $ 5,638,862   $ (533,137)    $ 24,929      $ 5,134,841

See Notes to Consolidated Financial Statements.



Industrial Rubber Products, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 1999 and 2000

                                                                    1999           2000

Cash Flows from Operating Activities
    Net income (loss)                                       $ (1,618,635)          $ 84,465
    Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
    Depreciation                                                 800,744             823,987
    Amortization                                                   98,431             72,130
    Provision for bad debts                                        98,653             39,116

(Gain) loss on disposal of property and equipment                 250,736          (248,207)

Deferred taxes                                                  (980,000)             40,000
    Changes in working capital components, net
    of effects of business combinations:
    (Increase) decrease in trade receivables                      207,399          (523,263)
    Decrease in income tax refund receivable                      254,200                  -
    (Increase) decrease in inventories                            179,901           (96,675)
    (Increase) in prepaid expenses                               (39,515)             27,801
    Increase (decrease) in accounts payable
    and accrued expenses                                          824,075          (647,814)
    Increase (decrease) in income taxes payable                    91,000           (90,000)

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          166,989          (518,460)


Cash Flows from Investing Activities
    Purchase of property and equipment                          (434,714)          (529,361)
    Proceeds from sale of equipment                                18,655          1,764,186
    Disbursements for business combinations                   (9,716,015)                  -

Proceeds from maturity of marketable debt securities            1,642,784                  -
    Disbursements for other assets                               (30,000)                  -
    Increase in cash value of life insurance                     (45,358)           (33,580)

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITES       (8,564,648)        (1,201,245)

Cash Flows from Financing Activities
    Net proceeds (repayment) on short-term borrowings           6,500,000          (815,004)
    Principal payments on long-term borrowings                  (187,365)           (60,418)
    Disbursement for common stock reacquired                     (78,883)                  -

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        6,233,752          (875,422)

Effect of foreign currency exchange rate changes on
cash and cash equivalents                                          11,786             17,143

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                   (2,152,121)          (175,494)

Cash and cash equivalents:
Beginning                                                       2,715,966            563,845
    Ending                                                      $ 563,845         $ 388,351

Supplemental Disclosures of Cash Flow Information
    Cash payments for interest                                  $ 413,111          $ 727,077
    Cash payments for income taxes (net of refunds)           $ (254,100)         $   99,903

Supplemental Schedule of Noncash Investing and Financing Activities

    Capital lease obligation incurred for use of property                          $ 650,000
    Accrued bonus paid with common stock                                            $ 33,073

Acquistion of businesses, cash purchase price                 $ 9,716,015
Accounts receivable                                           $ 1,501,550
Inventory                                                       1,399,629
Other current assets                                               29,226
Property and equipment                                          6,387,391
Cost in excess of net assets of businesses acquired             1,081,951

    Current liabilities assumed                                 (683,732)

                                                              $ 9,716,015

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

The Company maintains its cash in accounts, which, at times, may exceed insured limits. The Company has not experienced any losses in such accounts.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method for buildings and leasehold improvements and a combination of the accelerated and straight-line methods for equipment over the following estimated useful lives. The depreciation expense on assets acquired under capital leases is included with depreciation expense on owned assets.


                                                                       Years

Buildings including building under capital lease                       10 - 39

Leasehold improvements                                             Term of lease

Automotive equipment                                                    3 - 5

Machinery and equipment                                                 5 - 10


Buildings acquired under capital lease during 2000 had a cost of $650,000 and accumulated depreciation of $65,000 at December 31, 2000.

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

Advertising costs: The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 1999 and 2000, advertising expense totaled $98,152 and $81,630, respectively.

Shipping fees and costs: The Company classifies amounts billed to customers for shipping fees as revenue. Shipping costs are included in cost of sales.

Revenue recognition: The Company recognizes revenue upon shipment of product. Returns and allowances are recorded in the period the need for such is identified.

Foreign currency translation: For the Company's Canadian operation, the results of operations and cash flows are translated at average exchange rates during the year, and assets and liabilities are translated at end of year rates, except for property and equipment, which is translated at historical rates. Translation adjustments are included as a separate component of accumulated other comprehensive income in stockholders' equity.

Disclosures about fair value of financial instruments: The carrying amount of current assets and liabilities approximates fair value because of the short maturity of those instruments. The carrying amount of long-term debt approximates fair value since the fair value of the long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements.

Recent  pronouncements:  In  December  1999,  the  staff  of  the Securities and
Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. Management believes that the Company's revenue recognition policies are in compliance with SAB No. 101.

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

Earnings per share: The Company has granted options to employees to purchase shares of common stock at varying amounts per share and issued underwriters warrants to purchase shares of common stock. Those options and warrants were not included in the computation of diluted earnings per share for 1999 because their effect was antidilutive.



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

On March 31, 1999, the Company acquired certain assets for cash and assumed certain liabilities of ITW Irathane Systems (a Division of Illinois Tool Works, Inc.) which produces liquid urethanes, urethane moldings and rubber and urethane linings for the mineral processing, aggregate, transportation, and power industries to customers located near its manufacturing facilities in Hibbing, Minnesota, Colorado Springs, Colorado, and Sudbury, Ontario, Canada. The total acquisition cost was $8,094,000. The excess of the total acquisition cost over the fair value of the net assets acquired of $222,000 is being amortized over 15 years by the straight-line method.

The acquisitions have been accounted for as a purchase and results of operations of since the dates of acquisition are included in the consolidated financial statements.



NOTE 3. Revenue by Products and Services

The Company's revenue is attributed to a single reportable segment and results from the sale of products or services which consist of liquid urethanes, urethane moldings and rubber and urethane linings for the mineral processing, aggregate, transportation, and power industries.
The following table presents net sales from external customers for each of the Company's groups of products and services for the years ended December 31, 1999 and 2000:


                                                                1999                2000

Urethane cast parts                                     $ 5,047,809          $ 7,621,923
Pipe and pipe lining products                                                                    3,342,395         1,621,948
Coatings                                                    363,429            1,192,133
Spray                                                       385,222              342,636
Proprietary engineered products                             891,671              649,551
Standard rubber products                                  2,097,454            3,390,326
Steel cast parts                                            315,741            2,055,496
New equipment                                                     -            1,077,100
Other                                                       541,580              541,434

                                                       $ 12,985,301         $ 18,492,547

The Company's revenue (based on location of the customer) for the years ended December 31, 1999 and 2000 is as follows:

                                                                1999                2000
United States                                            $11,816,264         $15,735,225
Canada                                                       311,895           1,668,989
Other countries                                              857,142           1,088,333

                                                         $12,985,301         $18,492,547


Net sales for the years ended December 31, 1999 and 2000 include sales to major customers, each of which accounted for 10 percent of more of net sales:

                                                               Amount of Net Sales
                                                            Year Ended December 31,
Customer                                                     1999                2000

Customer A                                                    *              $ 2,070,953
Customer B                                                 1,395,948               *


*The net sales to these customers was under 10 percent of net sales.

The Company's long-lived assets as of December 31, 1999 and 2000 are located as follows:

                                                                1999                2000
United States                                            $ 6,864,372         $ 5,688,125
Canada                                                       611,181             626,823

                                                         $ 7,475,553         $ 6,314,948

NOTE 4. Inventories

Inventories consist of the following as of December 31, 1999 and 2000:


                                                                 1999               2000
Raw materials                                             $ 1,208,378        $ 1,417,107
Work in process                                                40,591             17,090
Finished goods                                                654,388            457,781
                                                            1,903,357          1,891,978

Raw materials purchased on behalf of customers                 42,180             25,606
                                                            1,945,537          1,917,584
Less allowance for obsolescence                               317,078            192,450
                                                          $ 1,628,459        $ 1,725,134


The Company incurs costs on behalf of its customers for the purchase of pipes, pumps and launders and is reimbursed for these costs by the customers. The Company does not receive a commission or recognize gross profit upon sale of these components; therefore, net sales and cost of sales in the statements of operations do not include amounts for sales and purchases of components.

NOTE 5. Notes Payable and Liquidity

During 2000, the Company entered into a $2,000,000 revolving line of credit for working capital financing and a $4,848,107 term loan with a bank which are due on March 31, 2001. Advances under the line of credit are subject to a borrowing base of eligible trade receivables and inventories, as defined in the agreement. Advances under the line of credit and the term loan are collateralized by trade receivables, inventories, equipment, general intangibles, assignment of a life insurance policy, and are personally guaranteed by the majority stockholder. Interest on the revolving line of credit is payable monthly at the bank's reference rate, plus 1 percent (10.5 percent at December 31, 2000). Interest on the term loan is payable monthly at the bank's reference rate, plus 1.5 percent (11 percent at December 31, 2000). At December 31, 2000, $836,889 was outstanding on the revolving line of credit and $4,848,107 was outstanding on the term loan.

Among other things, the agreement requires the Company to:

   a. Maintain a tangible net worth of at least $4,000,000.

   b. Maintain a current ratio of at least 1.5 to 1. (Excluding bank term loan)

   c. Maintain a leverage ratio of less than 2.0 to 1.

   d. Maintain all of its deposits with the bank.

   e. Refrain from declaring or paying dividends or redeeming any of its common stock.

   f. Refrain from incurring additional interest-bearing indebtedness.

As of December 31, 2000, the Company was in default of certain of the covenants under the line of credit and term loan. Under the terms of the agreement, the Bank has the right to declare all amounts immediately due and payable and terminate the agreement. The Company has received a waiver from the Bank for loan covenant violations through December 31, 2000, however, remains in default subsequent to December 31, 2000. The Company and the lender are in the process of negotiations. On March 7, 2001, the Company obtained a 90-day extension on the line of credit and term loan through June 30, 2001. Although they are not committed to do so, the Bank may extend the maturities of the line of credit and term notes for additional periods. It is the Company's plan to work with the lender to obtain the needed extensions, and to seek alternative sources of financing.

NOTE 6. Long-Term Debt

A summary of long-term debt as of December 31, 1999 and 2000 is as follows:

                                                                    1999           2000

Capital lease obligation to Company president for use of
   building, payable in monthly installments of $9,090 to
   December 31, 2009, discounted at a rate of 11.3%            $       -       $ 613,843

Note payable bank, due in monthly installments of $1,576
   including interest at 8.5% to April 2003, at
   time the remaining balance is due.                            150,889         144,784

Note payable bank, in participation with the Iron Resources
   Rehabilitation    Board, due in installments of $1,144
   including interest at 3.5% to April 2003, at which
   time the remaining balance is due.                            146,214         137,550

Other notes payable due through November 2002.                    18,903           9,411

                                                                 316,006         905,588

Less current maturities                                           24,804          62,734

                                                               $ 291,202       $ 842,854

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

The Company was in violation of certain covenants of the above bank notes payable and line of credit agreement as of December 31, 2000; however, these violations have been waived by the Bank.

Aggregate maturities required on long-term debt as of December 31, 2000 are as follows:


Years ending December 31,

2001                                                                $    62,734
2002                                                                     67,859
2003                                                                    301,633
2004                                                                     58,425
2005                                                                     65,398
Thereafter                                                              349,539
                                                                    $   905,588

Gross lease payments under the building lease are $109,080 each year through December 31, 2009. Total lease payments remaining at December 31, 2000 amount to $981,720, including imputed interest of $367,877.


NOTE 7. Stockholders' Equity

In connection with the initial public offering in April 1998, the Company issued warrants to the underwriters to purchase 126,000 shares of the Company's common stock. The warrants are exercisable at a price equal of $6.00 per share through April 2003.



NOTE 8. Stock Option and Bonus Plans

At December 31, 2000, the Company has a stock-based compensation plan which is described below. As permitted under generally accepted accounting principles, grants under the plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option plan. Had compensation costs for the Company's stock options been determined based on the fair value method prescribed in FASB Statement No. 123, net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below:



                                                                 1999              2000
Net earnings (loss):

   As reported                                            $(1,618,635)       $   84,465
   Pro forma                                               (1,641,956)           71,956

Basic earnings (loss) per share:

   As reported                                            $     (0.39)       $     0.02
   Pro forma                                                    (0.39)             0.02

Diluted earnings (loss) per share:

   As reported                                            $     (0.39)       $     0.02
   Pro forma                                                    (0.39)             0.02



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

The fair value of stock options used to compute pro forma net loss and loss per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:



Weighted-average assumptions                                      1999             2000

Dividend rate                                                        -                -
Price volatility                                                55.50%           68.25%
Risk-free interest rate                                          5.60%            5.32%
Expected lives of options                                            4                4


Stock option plan: On January 30, 1998, the Company adopted the 1998 Stock Option Plan which provided for the granting of stock options to employees, directors and officers of the Company. The number of shares issued pursuant to the options granted shall not exceed 400,000 shares. Options are exercisable at $1.125, $1.875 and $2.00 per share, which approximates fair market value at the date of grant and expire five years after date of grant. Options vest immediately. During 2000, the Company canceled all the $4.50 stock options and reissued new options at $2.00 per share.

A summary of the stock option plan is as follows:



                                             1999                           2000
                                       Weighted-Average               Weighted-Average
                             Shares     Exercise Price     Shares      Exercise Price

Under option,
beginning of year            169,200      $    4.50         170,950        $ 4.44
     Granted                  33,750          1.875         174,300          1.96
     Exercised                     -              -               -             -
     Forfeited              (32,000)           4.50        (167,600)         4.49

Under option,
end of year                  170,950                       177,650

Options exercisable,
end of year                   44,050                       177,650

Weighted-average fair
value per option of
options granted during
the year                        $.46                          $.51

A further summary of options outstanding as of December 31, 2000 is as follows:

                                            Options Outstanding and Exercisable
                                                         Weighted-
                                                          Average         Weighted-
Number                                                   Remaining         Average
                                 Outstanding            Contractual       Exercise
Exercise Price                 and Exercisable         Life (Years)         Price

$1.125                              7,500                  4.08          $   1.125
$1.875                              3,750                  3.80              1.875
$2.00                             166,400                  4.08              2.000
                                  177,650                                $   1.960

Stock bonus plan: During 1999, the Company adopted a stock bonus plan which provided for the granting of stock to employees, directors and officers of the Company. The number of shares which may be issued pursuant to the plan shall not exceed 50,000 shares. The Company granted 43,205 shares and recognized compensation expense of $41,944 for the year ended December 31, 1999.

NOTE 9. Income Tax Matters

The components of the income tax provision for the years ended December 31, 1999 and 2000 are as follows:

Year Ended December 31,
                                                               1999               2000
Current:
   Federal                                                $        -        $          -
   State                                                       1,000               1,000
   Foreign                                                     90,000             11,731
                                                               91,000             12,731
Deferred:
   Federal                                                   (839,000)           34,000
   State                                                     (141,000)            6,000
                                                             (980,000)           40,000

                                                          $ (889,000)       $ (52,731)

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income due to the following:

Year Ended December 31,                                         1999               2000

Computed "expected" tax expense                           $ (878,000)       $    48,000
Increase (decrease) in income taxes
resulting from:
   State income taxes, net of federal
     tax benefit                                             (92,000)             5,000
   Benefit of income taxed at lower rates                     25,000              1,000
   Nondeductible expenses and other                           56,000             (1,269)
                                                          $ (889,000)       $    52,731

Net deferred tax assets consist of the following components as of December 31, 1999 and 2000:

                                                                1999             2000
Property and equipment                                    $   (74,000)     $   (497,000)
Additional costs capitalized to inventory
for income tax purposes                                       28,000             25,000
Accrued expenses not currently deductible
for tax purposes                                             156,000             39,000
Allowance for doubtful accounts                              153,000            153,000
Net operating loss carryforwards                             963,000          1,449,000
Allowance for obsolete inventory                              90,000             72,000
Foreign tax credit carryforward                                    -             35,000

         Total deferred tax assets                         1,390,000          1,773,000
         Net deferred tax assets                         $1,316,000         $ 1,276,000

The deferred tax amounts have been classified on the accompanying balance sheets as follows:


                                                              1999                 2000
Current deferred tax assets                              $   337,000         $  289.000
Noncurrent deferred tax assets                               979,000            987,000
Net deferred tax assets                                  $ 1,316,000         $1,276,000

The Company has determined that is is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

At December 31, 2000, the Company has federal net operating loss carryforwards of approximately $3,802,000 and state operating loss carryforwards for Minnesota and Utah of approximately $1,952,000 and $895,000, respectively, which are available to reduce future taxable income. The net operating loss carryforwards expire in 2013 through 2020 as follows:

Expiration Date                                             Federal              State
December 31, 2013                                        $         -         $  579,658
December 31, 2014                                                  -          1,445,930
December 31, 2015                                                  -            821,313
December 31, 2018                                            590,639                  -
December 31, 2019                                          2,093,412                  -
December 31, 2020                                          1,118,227                  -

                                                         $3,802,278          $2,846,901

NOTE 10. Retirement Plan

The Company has a Salary Savings Plan and Trust (401(k)) which covers substantially all employees of the Company. The plan provides for contributions in such amounts as the Board of Directors may annually determine. Company contributions for 1999 and 2000 were $29,000 and $33,649, respectively.

In connection with the acquisition of ITW Irathane Systems, the Company assumed a defined benefit pension plan for ITW Irathane Systems union employees and retirees. Information relative to the Company's defined benefit pension plan is presented below:

                                                        1999                     2000
Changes in benefit obligations:
  Obligations at beginning of year                  $ 234,750                $ 155,252
  Service cost                                         13,602                   11,354
  Interest cost                                        13,012                   12,247
   Participant contributions                                -                        -
   Benefits                                           (72,060)                    (900)
  Actuarial gains                                     (34,052)                   8,540

Obligations at end of year                          $ 155,252              $   186,493

Changes in plan assets:
  Fair value of assets at beginning of year         $ 204,455              $   150,897
  Actual return on assets                              (7,647)                   3,162
  Company contributions                                26,149                   18,790
  Participant contributions                                 -                        -
  Benefits paid                                       (72,060)                    (900)

Fair value of assets at end of year                 $ 150,897              $   171,949

Funded status at end of year:
  Plan assets in excess of (less than) obligations  $  (4,355)                  11,206
  Unrecognized gains                                  (34,378)                (44,608)
  Unrecognized prior service cost                           -                        -
  Unrecognized transition obligation                   49,939                   46,711

Prepaid pension costs                               $  11,206              $    13,309

Costs recognized during the year:
  Service cost                                      $  13,602              $    11,354
  Interest cost                                        13,012                   12,247
  Amortization of prior losses (gains)                      -                        -
  Amortization of prior service cost                        -                        -
  Amortization of transition obligation                 3,228                    3,228

     Total costs recognized in expense              $  18,431              $    16,687

Assumptions used in computing ending obligations:
   Discount rate                                          7.5%                    7.5%

Expected return on plan assets                              6%                      6%

NOTE 11. Related Party Transactions

The Company had a payable of $25,000 to Nelson Roofing, Inc. as of December 31, 1999, a company owned by the majority stockholder of the Company. The Company has a receivable of $86,140 and $35,427 as of December 31, 1999 and 2000, respectively, from Nelson Roofing, Inc. Under the terms of an agreement with Nelson Roofing, Inc., the Company provides management and administrative services based upon actual employee cost plus overhead and receives a management fee for such services.

Management fees received from Nelson Roofing, Inc. amounted to approximately $134,000 in 1999 and $117,000 in 2000. The Company paid $7,611 in 1999 and
$174,784 in 2000 to Nelson Roofing, Inc. for construction services.

The Company rented a house in Utah owned by the majority stockholder on a month-to-month basis. Total rent paid to the majority stockholder amounted to $33,840 in 1999 and $22,560 in 2000.

The Company rents warehouse space from a company owned by the majority stockholder on a month-to-month basis which amounted to $5,500 and $6,000 in 1999 and 2000, respectively.

Effective January 1, 2000, the Company rents a portion of an office and production facility from the majority stockholder under the terms of a ten-year capital lease expiring on December 31, 2009. The lease provides that the Company pay all property taxes, insurance, and maintenance plus a monthly rental of $9,090 and has a purchase option at any time of $650,000 to December 31, 2002 at which time the purchase price changes by an inflation adjustment. Rent also changes by the inflation adjustment on January 1, 2003.

On January 30, 2000 the Company entered into a two-year employment agreement with its president, who is also the majority stockholder, in which the president will receive a base salary of $175,000 in addition to quarterly bonuses, as defined in the agreement, and annual bonuses based upon the performance of the Company, as determined by the Board of Directors. The agreement contains certain noncompetition provisions.

The Company accrued unpaid salary to the majority stockholder of $138,873 and $21,000 as of December 31, 1999 and 2000, respectively.


NOTE 12. Business Restructuring and Other Charges
During the fourth quarter of 1999, the Company approved a plan to close the Colorado Springs, Colorado production facility and terminate substantially all employees (nine). Substantially all of the operations have been consolidated with the Hibbing, Minnesota facilities. The closure was completed in April 2000. At December 31, 1999, the Company accrued $98,000 for employee termination benefits. During 2000, the Company sold the real estate for $1,700,000 resulting in a gain of approximately $200,000.

Also in the fourth quarter of 1999, the Company approved a plan to close the Arizona production facility as a result of market conditions. The facility was opened during 1999 to supply sprayed polyurethane and vulcanized rubber products to the Arizona mining industries. The facility is under a three-year lease agreement and the present value of the remaining lease payments of approximately $95,000 was expensed as of December 31, 1999. In addition, equipment and leasehold improvements with a book value of approximately $263,000 were considered impaired as they are not expected to be used in the future. Accordingly, the Company wrote off the remaining book value of the assets. The Company accrued $50,000 for other charges to close the facility during 1999. The provision for restructuring of operations is summarized as follows:

                                                                        1999
Accrued employee termination benefits                                $   98,000
Accrued long-term lease and other charges                               145,053
Asset impairment                                                        262,938
                                                                     $  505,991


NOTE 13. Lease Commitments and Total Rental Expense

The Company leases two office and production facilities under noncancelable operating lease agreements which expire in January 2003 and March 2005 and require various minimum annual rentals. The leases also require the payment of the property taxes, normal maintenance and insurance on the properties. See Note 12 regarding Arizona lease.

The Company also leases automobiles and other equipment on annual leases.

Total rent expense, including rent paid to related parties, amounted to approximately $340,000 in 1999 and $254,000 in 2000.

The total minimum rental commitment at December 31, 2000 is due as follows:


Years Ending December 31,                                               Amount
2001                                                                  $ 229,888
2002                                                                    194,694
2003                                                                     40,477
2004                                                                     28,572
2005                                                                      7,212
                                                                      $ 500,843

                                  EXHIBIT 10(3)

                          INDUSTRIAL RUBBER APPLICATORS
                              3804 EAST 13TH AVENUE
                                HIBBING, MN 55746

                                    AGREEMENT

     This agreement is made and entered into this day 16th of April, 2000, between Industrial Rubber Applicators (IRA), Hibbing, Minnesota or their successors, hereinafter called the "Company" and the United Steelworkers of America, hereinafter called the "Union".

     In consideration of the settlement of the differences between the parties hereto as to wages, hours and working conditions and the mutual covenants and agreement contained herein.

                                    ARTICLE I
                        Purpose and Intent of the Parties

     The purpose of the Company and the Union in entering into this labor agreement is to set forth their agreement on rates of pay, hours of work, and other conditions of employment, and further to the fullest extent possible, the safety and welfare of the employees, economy of operations, elimination of waste, quantity and quality of output, cleanliness of plant, and protection of parties.

     The Company and the Union will encourage the highest possible degree of friendly, cooperative relationship between their representatives at all levels.

                                   ARTICLE II
                         Recognition and Bargaining Unit

     The Company agrees and does hereby recognize the Union as the exclusive bargaining agency for its' employees as classified herein for the purposes of collective bargaining with the Company as to rates of pay, hours of work and conditions of employment, to be observed between the parties hereto, and to provide procedure to prompt, equitable adjustment of alleged grievances, and their shall be no interruptions or impeding of work, work stoppages, strikes, lockouts or other interference's with production during the life of the Agreement, so long as both parties are complying with its terms. The term "employee' as used in this agreement shall mean the production and maintenance employees excluding supervisors, office employees, drive salesmen, and any employee defined by the National Labor Relations Act, including all janitorial and summer students.

                                   ARTICLE III
                     Maintenance of Membership and Checkoff

     Each employee covered by this Agreement shall become and maintain membership in the union to the extent of paying periodic membership dues uniformly required of all union member and new employees, upon completion of the probationary period, shall be included.

     The Company will deduct dues from employee wages and the dues will be submitted to the International Secretary-Treasurer each month.

     The sole authorized representative of the Union, for purposes of certifying the amount of any change in monthly dues or initiation fees to be deducted by the Company, shall be the International Secretary-Treasurer.

                                   ARTICLE IV
                             Management Prerogatives

     The operation of the business and all procedures and methods of production, including the assignment of work to the employees, shall be the exclusive function of the Company. The Company, in the exercise of its' rights, shall observe the provisions of the Agreement.

                                    ARTICLE V
                            Adjustment of Grievances

A.       Procedure

     Any employee and/or a Union Grievance Committee Person who believes that he/she has a justifiable request or complaint, shall discuss the request or complaint with supervision. If the complaint is not dispose of, he/she may then proceed as follows:

     Step 1. Within 30 days, a grievance will be presented in writing to supervision on a form provided by the Grievance Committee. Supervision shall answer the grievance on the form within three (3) working days and return the Union copies to the Grievance Committee.

     Step 2. In the event no satisfactory settlement of the grievance is arrived at in Step 1, and it appears as though the grievance cannot be settled in Step 1, it shall be appealed within seven (7) working days to Step 2. Management shall then arrange to hold a meeting within three (3) working days following receipt of the Grievance Committee's request for a Step 2 meeting. A district representative of the Union shall be present at all Step 2 meetings. The Company shall state on the grievance form the Company's position, not later than five
(5) working days following the date of the Step 2 meeting.

     If a grievance cannot be settled by Step 2, then at the request of either party, made within ten (10) working dates from the receipt of the decision under Step 2, a third neutral and disinterested party, satisfactory to both sides, shall be selected by the parties. In the event that the Union and Company cannot agree upon an umpire within the ten (10) working dates after the District Representative and the executives of the Company have disagreed, the parties shall request the State conciliator of the State of Minnesota to appoint an "umpire".

     An umpire to whom any grievance shall be submitted in accordance with the provisions of this section, shall only have the jurisdiction and authority to interpret, apply, or determine compliance with the provisions relating to the wages, hours of work, and other conditions of employment as set forth in this Agreement insofar as shall be necessary to the determination of such grievances, but he shall not have the jurisdiction or authority to add to, detract from, or to alter in any way the provisions of this Agreement. Said umpire so appointed shall decide the dispute and the decision shall be final and binding upon the Union, the Company, and any employees affected. The Company and the Union shall pay the expenses and fees of the umpire equally. Unless otherwise agreed upon, the matter shall be heard by such neutral umpire as soon as possible after his appointment and shall be determined by him as soon as possible after close of the hearing.

B.       Grievance Committee

     The Grievance Committee shall consist of not more than three (3) employees from the plant to be selected by the Union.

                                   ARTICLE VI
                            Discharge and Suspension

     Management agrees that a member of the Union shall not be discharged or suspended without just cause, or without the right to appeal, with the exception of probationary employees. Prior to a discharge or suspension, management will have a discussion with the Grievance Committee Chairman or his designee in an effort to resolve the matter. The employee will have the option of being present at this meeting. Following a discharge or suspension, the employee may, if he believes that he has been unjustly discharged or suspended, allege a grievance in accordance with the procedure of Article V, "Adjustment of Grievances". Final decision on all discharge or suspension cases shall be made within the time limits specified I Article V. should it be determined by the company or the umpire in accordance with Article V, that the employee has been discharged or suspended unjustly, the company shall reinstate the employee and pay compensation for the time lost at the employee's regular rate of pay, in an amount agreed upon in each case or as set by the umpire.

                                   ARTICLE VII
                                    Seniority

     Seniority is defined as the principle that in the event of laying off men during slack time or when a reduction of force is to be effected, unless impractical, the last man hires shall be the first laid off, and in calling men back to work, the last man laid off shall be the first man returned to work.

A.       Seniority State of Employees

     Seniority shall be recognized, in the event of promotions, decreases of forces, and rehiring after lay-off, in proportion to length of continuous service providing the employee is qualified to perform the job. During layoff, employees will continue to accumulate hours toward seniority.

B.       Probationary Employees.

     New employees and those hired after a break in continuity of service will be regarded as probationary employees for ninety (90) aggregate working days.

     Probationary employees may be laid off or discharged as exclusively determined by management.

     Probationary employees continued in the service of the Company subsequent to the probationary period shall receive full continuous service credit from their date of work.

C.       Seniority Lists

     On or before thirty (30) days following the signing of this Agreement, the Company shall furnish to the Union and post a seniority list. Such list shall be brought up to date at least once every six months in the event changes have taken place. In the event of disagreement in individual cases, authorized representatives of the Union may inspect the necessary records for the case involved.

D.       Promotions and Job Vacancies

     Should differences arise between the Company and Union as to whether an applicant to a job is qualified to perform the job, the employee shall be given a trial on the job, not to exceed thirty (30) days. The Company may elect to shorten the 30-day period if it determines that the employee cannot qualify with the trial period. The disqualified applicant shall be returned to his prior classification. Employees affected may then use the grievance procedure for final determination.

     On promotion of an employee to a non-bargaining position, his seniority shall be frozen as of the date of the promotion, pursuant to the seniority provisions of this Agreement.

E.       Layoffs and Call Backs

     1. An employee who is not interested in learning or working on the field crew or lining tanks at the plant could be laid off if other work for which they are qualified to perform is unavailable.

     2. In the matter of call back to work, the employee with the most seniority shall be the first person called back if they are qualified to perform the work.

F.       Notices in the Event of Layoff

     1. In the event of layoffs, in so far as practical, the Company will provide a one (1) week notice. The Company will hold monthly meetings with the bargaining unit to discuss the production schedule. Employees shall keep the Company advised of any change of address or telephone number. The Company will phone notice to all employees, outlining the nature of the job open. If this is impossible, written notice shall be given by registered or certified mail to the employee's last known mailing address. Those employees notified by mail of the availability of work will have the obligation of determining for themselves the nature of job openings. The Company will furnish the Union a copy of such notice.

     3. A recalled employee has three (3) days to notify the Company of his intent to report back to work within five (5) calendar days. If such laid off employee does not report with said five (5) calendar days after being recalled as above stated, he shall be deemed to have terminated his employment and to have lost all seniority rights, except that the right of employees to accept this offer of recall shall be extended for those employees who are unable to return to work immediately because of sickness or injury or other circumstances for which the employee could not reasonably report with the 5-day period.

G.       Time Off for Union Activity

     The Company agrees to grant necessary time off without discrimination to any employee designated by the Local Union to serve in any capacity in behalf of or at the request of the Local Union, but in each case notification must be given to the Company in sufficient time to secure a replacement.

H.       Termination of Seniority and Employment

     An employee's seniority and employment with the Company will terminate, in accordance with Article VI, upon the occurrence of any one of the following events:

     1. Quit or Resignation

     2. Discharge for just cause;

     3. Failure to report to work at expiration of an authorized leave of absence;

     4. Absence from work on three (3) consecutive scheduled work days without notifying the Company except for good and sufficient cause;

     5. Absence due to industrial accident or illness while actively employed by the Company where the employee fails to return to work within thirty (30) calendar days after final payment of statutory benefits or after the end of the period used in calculating the lump sum settlement;

     6. Owning or operating a business in competition with the Company or working for a competitor while actively on the payroll;

     7. Fighting or any other acts of violence, or acts of vandalism. Threats of physical violence towards any employee.

                                  ARTICLE VIII
                                Safety and Health

A. An employee or group of employees who believe that they are being required to work under conditions which are unsafe or unhealthy beyond the normal hazards inherent to the operation in questions shall bring this matter to the companies attention. The Company will then notify the union safety representative and jointly will investigate and correct, if needed, the unsafe or unhealthy condition or hazard.

B. In the event an employee is injured while on duty, he shall be furnished by the Company with transportation to the doctor or hospital, as the case may be; also transportation from the doctor's office or hospital to home and/or return to plant.

C. Each month a safety inspection will be made of the IRA facility. One member designated by the union and one member of management will tour these facilities and make recommendations to correct safety and health conditions. The Company will post these recommendations.

D. When curing parts in the main shop, the Company will eliminate water in working areas and will limit the steam exhaust.

                                   ARTICLE IX
                              401k Retirement Plan

     The Company agrees to contribute $.30 per hour in the pension fund, to be added in a lump sum on an annual basis at year's end. The employees may also contribute to their 401k's, but must pay the maintenance fee at the end of the year.

                                    ARTICLE X
                                    Vacations

A.       Definition of Vacation

     A one-week's full vacation shall consist of forth (40) hours in a seven consecutive day period. A two weeks vacation shall consist of eighty (80) hours, a three weeks vacation shall consist of one hundred twenty (120) hours. Employees shall be allowed to split a week of vacation into one or more days at a time.

B.       Eligibility and Length of Vacation

     1. One (1) week vacation  after  completion of first year.

     2. Two (2) weeks vacation after completion of second year.

     3. Three (3) weeks vacation after completion of fifth year.

     4. Four (4) weeks vacation after completion of 12 years.

     5. If paid holiday falls during an employee's vacation, he will be paid holiday pay, at straight time, in addition to his vacation pay.

     6. You must work eight (8) months in the previous year to qualify for vacation.

     7. First vacation may be taken on or after the anniversary date. Succeeding vacations can be taken annually, following your anniversary date.

     8. All employees who have qualified for vacation shall be paid their vacation if they are laid-off or discharged. In case an employee dies, his vacation allowance shall be paid to his heirs, assigns, or administrators.

     9. Vacation shall be paid in advance to the employee on the last day worked before going on vacation. Minimum of one week.

                                   ARTICLE XI
                                  Funeral Leave

     When death occurs to an employee's legal spouse, mother, father, mother-in-law, father-in-law, son, daughter, step-children, brother, or sister, an employee will be excused and paid for up to a maximum of three scheduled shifts (or for such fewer shifts as the employee may be absent) which fall within a three consecutive calendar-day period; provided that one such calendar day shall include the day of the funeral and it is established that the employee attended the funeral. When death occurs to an employee's grandparents, aunt, or uncle, an employee will be excused and paid for one day. An employee will not receive funeral pay when it duplicates pay received for time not worked for any other reasons. Employee must show proof of attendance, if requested by the Company.

                                   ARTICLE XI
                                  Paid Holidays

                                   Good Friday
                                   Memorial Day
                                   Fourth of July
                                   Labor Day
                                   Thanksgiving Day
                                   Day after Thanksgiving
                                   Christmas Eve Day
                                   Christmas Day
                                   New Year's Day

     Holiday pay shall be paid for at the regular classified rate of eight (8) hours when not worked. If holidays are worked, they shall be paid for at two (2) times the regular rate of pay. If a holiday falls on Saturday, holiday pay will be paid for the previous Friday. If a holiday falls on Sunday, holiday pay will be paid for on Monday. A paid holiday shall be counted as eight (8) hours worked when figuring overtime for the regular work week.

                                  ARTICLE XIII
                                 Hours of Work

     A. The  normal  work week for all  regular  employees  shall be forty  (40)
hours.

     B. All hourly employees shall be paid every two (2) weeks on Thursday.

     C. Any employee assigned to work out of town shall be reimbursed for lodging and meals at $50.00 per day. The employee will make arrangements for lodging. On January 1st of 2001, 2002, and 2003, this per diem will increase by $2.00 per year, for each of the listed years.

     D. Shop: Time and one-half over 40 hours.

     E. Field: Time and one-half after eight hours.

     F. Two fifteen-minute rest period shall be provided for each regular eight-hour shift. This means one rest period after each consecutive two hours worked. These rest period shall be considered as time worked when computing wages. Meal periods shall be twenty minutes. Meal breaks shall not be considered as time worked in computing pay.

     G. Employees scheduled to work on Sunday's shall be paid at two (2) times their regular rate of pay.

     H. The rate of pay for any hours that extend beyond the normal hours of a shift is that rate in effect at the beginning of the shift.

                                   ARTICLE XIV
                                      Wages

                           04-16-00         04-16-01          04-16-02          04-16-03
Class 1                    $  8.50            $  8.50         $  8.85           $  9.25
Class 2                    $  9.35            $  9.35         $  9.70            $10.10
Class 3                     $10.00             $10.00         $10.35             $10.75
Class 4                     $11.20             $11.55         $11.90             $12.30
Class 5                     $12.35             $12.70         $13.05             $13.45
Class 6                     $14.35             $14.70         $15.05             $15.45
Class 7                     $15.35             $15.70         $16.05             $16.45
Lead man                    $16.35             $16.70         $17.05             $17.45
Shop Leader                 $17.35             $17.60         $18.05             $18.45

Class 1           Start
Class 2           120 days
Class 3           1 year
Class 4           2 years
Class 5           3 years
Class 6           4 years
Class 7           5 years

     All raises are effective the first day of the pay period following the scheduled pay raise increase date on the previous page.

Field rates:

         Rubber Lining and Sand Blasting
                  All field rates will be 25% of base pay additional Urethane Lining
                  Field Rate - 25% of Base Pay
                  Shop Rate - Additional $1.00 per hour, added to base pay

Differentials:

         Afternoon Shift      $.40
         Midnight Shift       $.55
         Boiler Operator      $.80

                                   ARTICLE XV
                                Military Service

     A. Each employee, who during the term of this Agreement, enters the Military Service of the United States, is honorable discharged from such serve, and within ninety (90) days after he is discharged form such service or within one (1) year after discharge from hospitalization from service connected disability, applied to the Company for re- employment, shall be reinstated in accordance with his status under Article VII "Seniority" of this agreement, to a position of like status and pay to that which he left when he entered the Military Service, without having his seniority record broken by reason of his absence.

     B. Vacation - Each employee entering the Military Service shall have his final pay checks computed to include whatever vacation pay he shall have earned through the final day of work less whatever vacation allowance he shall have received prior thereto.

     C. Upon being re-employed in accordance with Paragraph A of this Section, an employee shall begin accruing vacation benefits based on time worked after his return and shall receive such vacation allowance.

                                   ARTICLE XVI
                               Health and Welfare

     The Company hereby agrees to furnish the following coverage to employees:

A.       Health Insurance

         Comprehensive Major Medical
         A.       Deductible per calendar year      CHECK DEDUCTIBLES
                  1.       $200.00 per person
                  2.       $600.00 per family
         B.       Out-of-Pocket Maximum (including deductible)
                  1.       $600.00 per person
                  2.       $1,200.00 per family
         C.       Lifetime Maximum
                  1.       $1,000,000.00
         D.       Dependent Member Age Limits
                  1.       19 years
                  2.       25 years (Full Time Student)
         E.       Prescription Drug Co-Pay
                  1.       $9.00 (Formulary Drugs Only)


B.       Life Insurance
         A.       Basic Life
                  1.       $50,000.00
         B.       Accidental Death & Dismemberment
                  1.       $30,000.00
         C.       Dependent Life
                  1.       Spouse - $5,000.00
                  2.       Children - $5,000.00


C.       Sick and Accident Benefits

     The plan will provide for weekly benefits payable starting on the first (1) day of hospitalization and after the seventh (7) day of sickness, as follows, effective June 1, 1996 at $200 per week. For injuries occurring 5/1/2000 or later, the benefit is changed to $300 per week.

     Benefits will be paid equal to four (4) times the amount of vacation each employee is eligible to receive for that year for a maximum of 12 weeks.

D.       Dental Plan

         Benefits:         Preventive Services       80%
                           Basic Services            50% after deductible
                           Major Services            50% after deductible
                           Orthodontia               50%

         Deductible:
                  Individual:               $50.00
                  Family Aggregate:         $150.00
                  Annual Maximum:           $1,000.00

         Dependent         19 / 23 years of age

         Orthodontia:
                  Dependent -       50% to age 19
                  Lifetime Max - $1,500.00

***Deductible is not applicable for preventive services.

                                  ARTICLE XVII

     A. If the Employer requests employees to take a physical examination, the Employer shall pay the cost of said physical examination.

     B. The Union shall have space on a bulletin board for Union business.

     C. For the safety and protection of employees, certain safety devices shall be furnished by the Company, and normally recognized safety equipment and closing shall be furnished by the employee. Any employee who fails to have such safety devices or to use normally recognized safety equipment and clothing shall be issued a warning notice. The Company will authorize the following expenses toward safety glasses: Exam alone - $38.00 Single vision glasses + exam = $58.00 Bi-focal glasses + exam - $76.00 Safety glasses must be OSHA approved. This covers one pay of glasses per year.

     D. Probationary employees are not eligible for fringe benefits provided for in Articles IX, X, XI, XXII, and XVI.

     E. Use of or being under the influence of drugs or alcohol on company time or property is subject to the companies drug and alcohol program.

     F. Field work will be posted in advance, so long as practical.

     G. Lead Man is considered a promotion, so if a Class 5 employee is the Lead Man for a shift, he will be paid at the Lead Man rate.

     H. If there is a posting for a special project needing a lead man, the duration of the job (length of time) will be stated, and if a lead position is accepted, you will be required to complete the job as lead man.

     I. If a lead position is eliminated, the employer must notify the union, in writing, of why it is being eliminated and who will be assuming the duties.

     J. For the safety and protection of employees, the Company will authorize the reimbursement of $50.00 per year for safety toed boots. A receipt must be turned in before you will be reimbursed.

                                  ARTICLE XVIII
                                   Termination

     Except as otherwise provided herein, the terms and conditions of this Agreement shall take effect on April15, 2000 and shall continue in effect to and including midnight of April 15, 2004. Either party may, sixty (60) days prior to April 5, 2004, give notice to the other party of the desire of the party giving such notice to negotiate with respect to the terms and conditions of a new agreement.

     Any notice to be given under this agreement shall be given by Certified or Registered Mail and the mailing of such notice shall be considered personal services upon the party to whom it is mailed, and if by the company, it shall be addressed to the United Steelworkers of America, District 11, 2829 University Avenue SE, Suite 100 Minneapolis, Minnesota, 55414, and if by union to the company, it shall be addressed, Industrial Rubber Applicators, Inc., 3804 Each 13th Avenue, P.O. Box 782, Hibbing, MN 55746. Either party may, by like written notice, change the address to which the certified or registered notice shall be sent.

     Signed this 26 day of June, 2000

INDUSTRIAL RUBBER APPLICATORS, INC.              UNITED STEELWORKERS OF AMERICA

By:      /s/                                     By:      /s/

                                                 By:      /s/

                                                 By:      /s/

                                                 By:      /s/

                                                 By:      /s/

                                                 By:      /s/

                                                 By:      /s/

                                                 By:      /s/

                                                 By:      /s/

                                                 By:      /s/


                SIDE AGREEMENT TO UNION-MANAGEMENT CONTRACT 2000

     In exchange for paying a monthly pension payment instead of a yearly contribution to the 401k as negotiated in the labor contract dated 04-15-2000, the union agrees that a labor management committee will agree on an enforceable policy with a goal to stop tardiness and absenteeism. This policy will be implemented no later than September 1, 2000.

                                                              /s/

                                                              /s/

                                                              /s/

                                                              /s/


         /s/                                6/26/00
Daniel O. Burkes
President & CEO

                                 EXHIBIT 10(10)

                                SECOND AMENDMENT
                               TO CREDIT AGREEMENT

         This Second Amendment to Credit Agreement dated as of March 31, 2000 is by and between INDUSTRIAL RUBBER PRODUCTS, INC., a Minnesota corporation (the "Borrower") and U.S. BANK NATIONAL ASSOCIATION, a national banking association (the "Lender").

                                    RECITALS

         A. The Borrower and the lender have entered into a Credit Agreement dated as of March 30, 1999, as amended by a First Amendment to Credit Agreement dated as of September 30, 1999 (as amended, the Credit Agreement").


         B. The Borrower and the Lender wish to make certain amendments to the Agreement.

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

     Section 2. Amendments. The Credit Agreement is hereby amended as follows:

     2.1 The Commitments. Section 2.1(a) of the Credit Agreement is amended in its entirety to provide as follows:

     2.1(a) Revolving Credit. A revolving loan (the "Revolving Loan") to the Borrower available as Advances at any time and from time to time from the Closing Date to June 30, 2000 (the "Revolving Maturity Date"), during which period the Borrower may borrow, repay and reborrow in accordance with the provisions hereof, provided that the unpaid principal amount of revolving Advances shall not at any time exceed $2,000,000 (the "Revolving Commitment Amount"); and provided, further, that no revolving Advance will be made if, after giving effect thereto, the unpaid principal amount of the Revolving Note would exceed the Borrowing Base.

     2.2 The Notes.  The  Revolving  Note  attached to the Credit  Agreement  as
Exhibit 2.3(a) is amended in its entirety to read as set forth on the Revolving Note attached hereto as Exhibit A, all references in the Credit Agreement to the Revolving Note shall mean the Revolving Note dated as of the date hereof, in the form attached hereto. The Term Note attached to the Credit Agreement as Exhibit 2.3(b) is amended in its entirety to read as set forth on the Term Note attached hereto as Exhibit B, all references in the Credit Agreement to the Term Note shall mean the Term Note dated as of the date hereof, in the form attached hereto.

     2.3 Interest Rates and Interest Payments. Section 2.4 of the Credit Agreement is amended in its entirety as follows:

     2.4 Interest Rates, Interest Payments and Default Interest. Interest shall accrue and be payable on the Advances as follows:

     2.4(a) Each Advance shall bear interest on the unpaid principal amount thereof at a rate per annum equal to the sum of (i) the LIBOR Pricing Rate, plus
(ii) 3.75%.

     2.4(b) Interest shall be payable (i) on the first day of each month; (ii) upon any permitted prepayment (on the amount prepaid); and (ii) with respect to all Advances on the Revolving Maturity Date.

     2.4(c) Interest on the Term Note is at the rate and payable at The Wall Street Journal Prime Rate plus 1.5%.

     2.5 Year 2000 Compliance. Section 5.12 of the Credit Agreement is amended to read in its entirety as follows:

     Section 5.12 Year 2000. The Borrower has reviewed and assessed its business operations and computer systems and applications to address the "year 2000 problem" (that is, that computer applications and equipment used by the Borrower, directly or indirectly through third parties, may have been or may be unable to properly perform date-sensitive functions before, during and after January 1, 2000). The Borrower represents and warrants that the year 2000 problem has not resulted in and will not result in a material adverse change in the Borrower's business condition (financial or otherwise) operations, properties or prospects or ability to repay Lender. The Borrower agrees that this representation and warranty will be true and correct on and shall be deemed made by the Borrower on each date the Borrower requests any advance under this Agreement or Note or delivers any information to Lender. The Borrower will promptly deliver to Lender such information relating to this representat9ion and warranty as Lender requests from time to time.

     2.6 Compliance Certificate. The Compliance Certificate attached to the Credit Agreement as Exhibit 5.1(c) is amended in its entirety to read as set forth on the Compliance Certificate attached hereto as Exhibit C, all references in the Credit Agreement to the Compliance Certificate shall mean the compliance Certificate in the form attached hereto.

     2.7 Tangible Net Worth. Section 6.8 of the Credit Agreement is amended in its entirety to read as follows:

     Section 6.8 Tangible Net Worth. The Borrower will not permit its Tangible Net Worth (the excess of its assets, excluding intangible assets, over its liabilities, on a consolidated basis) to be less than $4,000,000 at any time.

     2.8 Leverage Ratio. Section 6.10 of the Credit Agreement is amended in its entirety to read as follows:

     Section 6.10 Leverage Ratio. The Borrower will not permit its Leverage Ratio (the ratio of its Total Liabilities to its Tangible Net Worth) to be more than 2.0 to 1.0 at any time.

     Section 3.  Conditions  and  Effectiveness.  This  Amendment  shall  become
effective  on  the  date  hereof,   only  upon  satisfaction  of  the  following
conditions:

     (a) The Borrower shall have executed and delivered to the Lender this Second Amendment.

     (b) The Lender shall have received an amended and restated Revolving Note executed by the Borrower in form and substance satisfactory to the Lender.

     (c) The Lender shall have received an amended and restated Term Note executed by the Borrower in the form and substance acceptable to the Lender.

     (d) The Lender shall have received a copy of the resolutions of the Board of Directors of the Borrower authorizing the execution, delivery and performance of this Amendment certified as true and accurate by its Secretary or Assistant Secretary, along with a certification by such Secretary or Assistant Secretary certifying as to (i) no change in the Articles of Incorporation or Bylaws of the Borrower since true and accurate copies of the same were delivered to the Lender with a Certificate of the Secretary of the Borrower and (ii) identifying each officer of the Borrower authorized to execute this Amendment and any other instrument or agreement executed by the Borrower in connection with this Amendment (collectively, the "Amendment Documents"), and certifying as to specimens of such officer's signature and incumbency in such offices as such officer holds.

     (e) The Lender shall have received the Deed of Trust and the UCC-1 Financing Statement covering the Borrower's Colorado Springs facility executed by the Borrower in form and substance acceptable to the Lender and recorded in the appropriate filing offices.

     (f) The Lender shall have received an executed consent and reaffirmation from each guarantor in form and substance acceptable to the Lender.

     (g) The Lender shall have received an executed reaffirmation of security agreement from each of the Borrower's subsidiaries in form and substance acceptable to the Lender.

     (h) The Lender shall have received such other documents as the Lender may reasonably request.

     (i) The Borrower shall have satisfied such other conditions as specified by the Lender, including payment of all unpaid legal fees and expenses incurred by the Lender through the date of this Amendment in connection with the Credit Agreement and the Amendment Documents.

Section 4.        Waiver.

     4.1 Pursuant to the provisions of Section 6.8 of the Credit Agreement the Borrower agreed to maintain its Tangible Net Worth at no less than $5,500,000 at all times. The Borrower has reported that it has failed or will fail to comply with the provisions of Section 6.8 of the Credit Agreement for the period ended March 31, 2000. The Lender hereby waives the Events of Default under the Credit Agreement due to the Borrower's failure to comply with the provisions of Section
6.8 of the Credit Agreement for the period ended March 31, 2000.

     4.2 Pursuant to the provisions of Section 6.10 of the Credit Agreement the Borrower agreed that its Leverage Ratio would not exceed 1.75 to 1.0 at any time. The Borrower has reported that it has failed or will fail to comply with the provisions of Section 6.10 of the Credit Agreement for the period ended March 31, 2000. The Lender hereby waives the Events of Default under the Credit Agreement due to the Borrower's failure to comply with the provisions of Section
6.10 of the Credit Agreement for the period ended March 31, 2000.

     This waiver is limited to the express terms hereof and shall not extend to any other Default, Event of Default or period. This waiver is not, and shall not be deemed, a course of performance upon which the Borrower may rely with respect to any other Default, Event of Default or request for a waiver and the Borrower expressly waive any such claim.

     Section 5. Acknowledgment. The Borrower and the Lender acknowledge and agree that as hereby amended the Credit Agreement remains in full force and effect. All references in the Credit Agreement to "this Agreement", or "herein" or similar references shall mean the Credit Agreement as amended herein. The Borrower represents and warrants that the Borrower has the power and legal right and authority to enter into this Amendment and has duly authorized as appropriate the executed and deliver of this Amendment and other agreements and documents executed and delivered by the Borrower in connection herewith or therewith by proper corporate action. The Borrower acknowledges and agrees that the security interests granted to the Lender pursuant to the Security Agreement secure all liabilities and obligations of the Borrower to the Lender and this Agreement, as hereby amended.

     Section 6. Counterparts. This Amendment may be executed in one or more counterparts and by separate parties on separate counterparts with the same effect as if the signatures thereto were on the same instrument and shall become effective when counterparts executed by all parties have been received by the Lender.

     IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to Credit Agreement to be executed by their officers thereunto duly authorized as of the date first above written.

                                            INDUSTRIAL RUBBER PRODUCTS, INC.


                                            By:      /s/
                                            Its:     Pres

                                            U.S. BANK NATIONAL ASSOCIATION

                                            By:      /s/
                                            Its:     VP

                                 REVOLVING NOTE

$2,000,000                                                       March 31, 2000
                                                             Hibbing, Minnesota

     FOR VALUE RECEIVED, INDUSTRIAL RUBBER PRODUCTS, INC., a corporation organized under the laws of the State of Minnesota, hereby promises to pay to the order of U.S. BANK NATIONAL ASSOCIATION (the "Lender") at its main office in Hibbing, Minnesota, in lawful money of the United States of America in immediately available funds on the Revolving Maturity Date ( as such term and each other capitalized term used herein are defined in the Credit Agreement hereinafter referred to) the principal amount of TWO MILLION DOLLARS AND NO CENTS ($2,000,000) or, if less, the aggregate unpaid principal amount of all Revolving Advances made by the Lender under the Credit Agreement, and to pay interest (computed on the basis of actual days elapsed and a year of 360 days) in like funds on the unpaid principal amount hereof from time to time outstanding at the rates and times set forth in the Credit Agreement.

     This Note is the Revolving Note referred to in the Credit Agreement dated as of March 30, 1999 as amended by the First Amendment to Credit Agreement dated as of September 30, 1999 and by that Second Amendment to Credit Agreement of even date (as the same may be hereafter from time to time amended, restated or modified, the "Credit Agreement") between the undersigned and the Lender. This note is secured, it is subject to certain permissive and mandatory prepayments and its maturity is subject to acceleration, in each case upon the terms provided in said Credit Agreement. This note is issued in substitution, extension and replacement of, but not in payment of, a Revolving note in the original principal amount of $2,000,000 dated as of September 30, 1999 from the Borrower to the Lender.

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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.


                                                By:      /s/
                                                Title:   Pres

                                  EXHIBIT B TO
                               SECOND AMENDMENT TO
                                CREDIT AGREEMENT
                               EXHIBIT 2.3 (b) TO
                                CREDIT AGREEMENT
                                    TERM NOTE

$6,500,000                                                       March 31, 2000
                                                             Hibbing, Minnesota

     FOR VALUE RECEIVED, INDUSTRIAL RUBBER PRODUCTS, INC., a corporation duly organized under the laws of the State of Minnesota, hereby promises to pay to the order of U.S. BANK NATIONAL ASSOCIATION (the "Lender") at its main office in Hibbing, Minnesota, in lawful money of the United States of America in immediately available funds on June 30, 2000, the principal amount of SIX MILLION FIVE HUNDRED THOUSAND DOLLARS AND NO CENTS ($6,500,000), and to pay interest (computed on the basis of actual days elapsed and a year of 360 days) in like funds on the unpaid principal amount hereof from time to time outstanding at the rate and times set forth in the Credit Agreement.

     This note is the Term Note referred to in the Credit Agreement dated as of March 30, 1999 as amended by that First Amendment to Credit Agreement dated as of September 30, 1999 and by that Second Amendment to Credit Agreement of even date (as the same may hereafter be from time to time amended, restated or otherwise modified, the "Credit Agreement") between the undersigned and the Lender. This note is secured and its maturity is subject to acceleration, in each case upon the terms provided in said Credit Agreement. The note is issued in substitution, extension and replacement of, but not in payment of, a Term
Note in the original principal amount of $7,000,000 dated as of September 30, 1999 from the Borrower to the Lender.

     In the event of default hereunder, the undersigned agrees to pay all costs and expenses of collection, including reasonable attorneys' fees. The undersigned waives demand, presentment, notice of nonpayment, notice of protest and notice of dishonor.

     THE VALIDITY, CONSTRUCTION AND ENFORCEABILITY OF THIS NOTE SHALL BE GOVERNED BY THE INTERNAL LAWS OF THE STATE OF MINNESOTA WITHOUT GIVING EFFECT TO THE CONFLICT OF LAWS PRINCIPLES THEREOF, BUT GIVING EFFECT TO FEDERAL LAWS OF THE UNITED STATES APPLICABLE TO NATIONAL BANKS.

                                               INDUSTRIAL RUBBER PRODUCTS, INC.

                                               By:      /s/
                                               Its:     VP-CFO

                                 EXHIBIT 10(11)

                                 THIRD AMENDMENT
                               TO CREDIT AGREEMENT

     This Third Amendment to Credit Agreement dated as of June 9, 2000 is by and between INDUSTRIAL RUBBER PRODUCTS, INC., a Minnesota corporation (the "Borrower") and U.S. BANK NATIONAL ASSOCIATION, a national banking association (the "Lender").

                                    RECITALS

     A. The Borrower and the lender have entered into a Credit Agreement dated as of March 30, 1999, as amended by a First Amendment to Credit Agreement dated as of September 30, 1999 and further amended by that Second Amendment to Credit Agreement dated as of March 31, 2000 (as amended, the Credit Agreement").

     B. The Borrower and the Lender wish to make certain amendments to the Agreement.

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

     Section 2. Amendments. The Credit Agreement is hereby amended as follows:

     2.1 The Commitments. Section 2.1 of the Credit Agreement is amended in its entirety to provide as follows:

     2.1(a) Revolving Credit. A revolving loan (the "Revolving Loan") to the Borrower available as Advances at any time and from time to time from the Closing Date to December 31, 2000 (the "Revolving Maturity Date"), during which period the Borrower may borrow, repay and reborrow in accordance with the provisions hereof, provided that the unpaid principal amount of revolving Advances shall not at any time exceed $2,000,000 (the "Revolving Commitment Amount"); and provided, further, that no revolving Advance will be made if, after giving effect thereto, the unpaid principal amount of the Revolving Note would exceed the Borrowing Base.

     2.1(b) A term loan (the "Term Loan") form the Lender to the Borrower in the amount of $4,848,106.77 (the "Term Loan Commitment Amount.")

     2.2 The Notes.  The  Revolving  Note  attached to the Credit  Agreement  as
Exhibit 2.3(a) is amended in its entirety to read as set forth on the Revolving Note attached hereto as Exhibit A, all references in the Credit Agreement to the Revolving Note shall mean the Revolving Note dated as of the date hereof, in the form attached hereto. The Term Note attached to the Credit Agreement as Exhibit 2.3(b) is amended in its entirety to read as set forth on the Term Note attached hereto as Exhibit B, all references in the Credit Agreement to the Term Note shall mean the Term Note dated as of the date hereof, in the form attached hereto.

     2.3 Current Ratio. Section 6.9 of the Credit Agreement is amended in its entirety to read as follows:

     Section 6.9 Current Ratio. The Borrower will not permit the ratio of its consolidated current assets to its consolidated current liabilities (the Term Loan shall not be treated as a current liability for purposes of determining the current ratio) to be less than 1.5 to 1.0 at any time.

     Section 3.  Conditions  and  Effectiveness.  This  Amendment  shall  become
effective  on  the  date  hereof,   only  upon  satisfaction  of  the  following
conditions:

     (a) The Borrower shall have executed and delivered to the Lender this Second Amendment.

     (b) The Lender shall have received an amended and restated Revolving Note executed by the Borrower in form and substance satisfactory to the Lender.

     (c) The Lender shall have received an amended and restated Term Note executed by the Borrower in the form and substance acceptable to the Lender.

     (d) The Lender shall have received a copy of the resolutions of the Board of Directors of the Borrower authorizing the execution, delivery and performance of this Amendment certified as true and accurate by its Secretary or Assistant Secretary, along with a certification by such Secretary or Assistant Secretary certifying as to (i) no change in the Articles of Incorporation or Bylaws of the Borrower since true and accurate copies of the same were delivered to the Lender with a Certificate of the Secretary of the Borrower and (ii) identifying each officer of the Borrower authorized to execute this Amendment and any other instrument or agreement executed by the Borrower in connection with this Amendment (collectively, the "Amendment Documents"), and certifying as to specimens of such officer's signature and incumbency in such offices as such officer holds.

     (e) The Lender shall have received an executed consent and reaffirmation from each guarantor in form and substance acceptable to the Lender.

     (f) The Lender shall have received an executed reaffirmation of security agreement from each of the Borrower's subsidiaries in form and substance acceptable to the Lender.

     (g) The Lender shall have received such other documents as the Lender may reasonably request.

     (h) The Borrower shall have satisfied such other conditions as specified by the Lender, including payment of all unpaid legal fees and expenses incurred by the Lender through the date of this Amendment in connection with the Credit Agreement and the Amendment Documents.

     Section 4. Waiver. Pursuant to the provisions of Section 6.9 of the Credit Agreement the Borrower agreed that its current ration would not be less than 1.5 to 1.0. The Borrower has reported that it has failed to comply with the provisions of Section 6.9 of the Credit Agreement for the periods ended January 31, 2000, February 29, 2000 and March 31, 2000. The Lender hereby waives the Events of Default under the Credit Agreement due to the Borrower's failure to comply with the provisions of Section 6.9 of the Credit Agreement for the period ended January 31, 2000, February 29, 2000 and March 31, 2000.

     This waiver is limited to the express terms hereof and shall not extend to any other Default, Event of Default or period. This waiver is not, and shall not be deemed, a course of performance upon which the Borrower may rely with respect to any other Default, Event of Default or request for a waiver and the Borrower expressly waive any such claim.

     Section 5. Acknowledgment. The Borrower and the Lender acknowledge and agree that as hereby amended the Credit Agreement remains in full force and effect. All references in the Credit Agreement to "this Agreement", or "herein" or similar references shall mean the Credit Agreement as amended herein. The Borrower represents and warrants that the Borrower has the power and legal right and authority to enter into this Amendment and has duly authorized as appropriate the executed and deliver of this Amendment and other agreements and documents executed and delivered by the Borrower in connection herewith or therewith by proper corporate action. The Borrower acknowledges and agrees that the security interests granted to the Lender pursuant to the Security Agreement secure all liabilities and obligations of the Borrower to the Lender and this Agreement, as hereby amended.

     Section 6. Counterparts. This Amendment may be executed in one or more counterparts and by separate parties on separate counterparts with the same effect as if the signatures thereto were on the same instrument and shall become effective when counterparts executed by all parties have been received by the Lender.

     IN WITNESS WHEREOF, the parties hereto have caused this Third Amendment to Credit Agreement to be executed by their officers thereunto duly authorized as of the date first above written.

                                              INDUSTRIAL RUBBER PRODUCTS, INC.

                                              By:      /s/
                                              Its:     VP-CFO

                                              U.S. BANK NATIONAL ASSOCIATION

                                              By:
                                              Its:

                                 EXHIBIT 10(12)

                                FOURTH AMENDMENT
                               TO CREDIT AGREEMENT

     This Fourth Amendment to Credit Agreement dated as of December 31, 2000 is by and between INDUSTRIAL RUBBER PRODUCTS, INC., a Minnesota corporation (the "Borrower") and U.S. BANK NATIONAL ASSOCIATION, a national banking association (the "Lender").

                                    RECITALS

     A. The Borrower and the lender have entered into a Credit Agreement dated as of March 30, 1999, as amended by a First Amendment to Credit Agreement dated as of September 30, 1999, as amended by that Second Amendment to Credit Agreement dated as of March 31, 2000 and as further amended by that Third Amendment to Credit Agreement dated as of June 9, 2000 (as amended, the Credit Agreement").

     B. The Borrower and the Lender wish to make certain amendments to the Agreement.

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

     Section 2. Amendments. The Credit Agreement is hereby amended as follows:

     2.1 Definitions. Section 1.1 of the Credit Agreement is amended by deleting the definitions of "Board", "Eurodollar Business Day", "Eurodollar Reserve Percentage", "Libor Pricing Rate", "Regulatory Change", and "Wall Street Journal Prime Rate" in their entireties.

     Section 1.1 of the Credit Agreement is further amended by adding the definition of Reference Rate in correct alphabetical order as follows:

     "Reference Rate": The rate of interest form time to time publicly announced by the Lender as its "reference rate." The Lender may lend to its customers at rates that are at, above or below the Reference Rate. For purposes of determining any interest rate hereunder or under the Note which is based on the Reference Rate, such interest rate shall change as and when the Reference Rate changes.

     2.2 The Commitments. Section 2.1(a) of the Credit Agreement is amended in its entirety to provide as follows:

     2.1(a) Revolving Credit. A revolving loan (the "Revolving Loan") to the Borrower available as Advances at any time and from time to time from the Closing Date to March 31, 2001 (the "Revolving Maturity Date"), during which period the Borrower may borrow, repay and reborrow in accordance with the provisions hereof, provided that the unpaid principal amount of revolving Advances shall not at any time exceed $2,000,000 (the "Revolving Commitment Amount"); and provided, further, that no revolving Advance will be made if, after giving effect thereto, the unpaid principal amount of the Revolving Note would exceed the Borrowing Base.

     2.1(b) A term loan (the "Term Loan") form the Lender to the Borrower in the amount of $4,848,106.77 (the "Term Loan Commitment Amount.")

     2.3 Procedure for Advances. Section 2.2 of the Credit Agreement is amended to provide in its entirety as follows:

     Section 2.2 Procedure for Advances. Any request by the Borrower for an Advance on the Revolving Loan shall be in writing or by telephone and must be given so as to be received by the Lender not later than 10:00 (Minneapolis, Minnesota time) of the date of the requested Advance. Each request for an Advance shall be irrevocable and shall be deemed a representation by the Borrower that on the requested Advance date and after giving effect to such Advance the applicable conditions specified in Article III have been and will continue be satisfied. Each request for an Advance shall specify (i) the requested Advance date (which must be a Business Day), and (ii) the amount of such Advance which shall be in a minimum amount of $100,000 or, if more, an integral multiple thereof. Unless the Lender determines that any applicable condition specified in Article III has not been satisfied, the Lender will make available to the Borrower at the Lender's principal office in Minneapolis, Minnesota in immediately available funds not later than 3:00 PM (Minneapolis time) on the requested Advance date the amount of the requested Advance.

     2.4 Interest Rates and Interest Payments. Section 2.4 of the Credit Agreement is amended in its entirety as follows:

     2.4 Interest Rates, Interest Payments and Default Interest. Interest shall accrue and be payable on the Advances as follows:

     2.4(a) Each Advance shall bear interest on the unpaid principal amount thereof at a rate per annum equal to the sum of (i) the Reference Rate, plus
(ii) 1%.

     2.4(b) Upon the happening of any Event of Default, each Advance shall, at the option of the Lender, bear interest until paid in full at a rate per annum equal to the sum of the rate applicable to such Advance plus 2.0%.

     2.4(c) Interest shall be payable (i) on the first day of each month; (ii) upon any permitted prepayment (on the amount prepaid); and (ii) with respect to all Advances on the Revolving Maturity Date; provided that interest under clause
(b) shall be payable on demand.

     2.4(d) Interest on the Term Note is at the rate and payable (i) at the Reference Rate plus (ii) 1.5%. Upon the happening of an Event of Default, the Term Note, shall at the option of the Lender, bear interest until paid in full at a rate per annum equal to the sum of the rate otherwise applicable to the Term Note plus 2.0%.

     2.5 Interest Rate Not Ascertainable, Etc. Section 2.13 of the Credit Agreement is deleted in its entirety.

     2.6 Increased Cost. Section 2.14 of the Credit Agreement is deleted in its entirety.

     2.7 Illegality. Section 2.15 of the Credit Agreement is deleted in its entirety.

     2.8 Funding Losses. Section 2.16 of the Credit Agreement is deleted in its entirety.

     2.9 Discretion of Lender as to Manner of Funding. Section 2.17 of the Credit Agreement is deleted in its entirety.

     2.10 The Notes.  The  Revolving  Note  attached to the Credit  Agreement as
Exhibit 2.3(a) is amended in its entirety to read as set forth on the Revolving Note attached hereto as Exhibit A, all references in the Credit Agreement to the Revolving Note shall mean the Revolving Note dated as of the date hereof, in the form attached hereto. The Term Note attached to the Credit Agreement as Exhibit 2.3(b) is amended in its entirety to read as set forth on the Term Note attached hereto as Exhibit B, all references in the Credit Agreement to the Term Note shall mean the Term Note dated as of the date hereof, in the form attached hereto.

     Section 3.  Conditions  and  Effectiveness.  This  Amendment  shall  become
effective  on  the  date  hereof,   only  upon  satisfaction  of  the  following
conditions:

     (a) The Borrower shall have executed and delivered to the Lender this Fourth Amendment.

     (b) The Lender shall have received an amended and restated Revolving Note executed by the Borrower in form and substance satisfactory to the Lender.

     (c) The Lender shall have received an amended and restated Term Note executed by the Borrower in the form and substance acceptable to the Lender.

     (d) The Lender shall have received a copy of the resolutions of the Board of Directors of the Borrower authorizing the execution, delivery and performance of this Amendment certified as true and accurate by its Secretary or Assistant Secretary, along with a certification by such Secretary or Assistant Secretary certifying as to (i) no change in the Articles of Incorporation or Bylaws of the Borrower since true and accurate copies of the same were delivered to the Lender with a Certificate of the Secretary of the Borrower and (ii) identifying each officer of the Borrower authorized to execute this Amendment and any other instrument or agreement executed by the Borrower in connection with this Amendment (collectively, the "Amendment Documents"), and certifying as to specimens of such officer's signature and incumbency in such offices as such officer holds.

     (e) The Lender shall have received an executed consent and reaffirmation from each guarantor in form and substance acceptable to the Lender.

     (f) The Lender shall have received an executed reaffirmation of security agreement from each of the Borrower's subsidiaries in form and substance acceptable to the Lender.

     (g) The Lender shall have received such other documents as the Lender may reasonably request.

     (h) The Borrower shall have satisfied such other conditions as specified by the Lender, including payment of all unpaid legal fees and expenses incurred by the Lender through the date of this Amendment in connection with the Credit Agreement and the Amendment Documents.

     Section 4. Waiver. Pursuant to the provisions of Section 6.8 of the Credit Agreement the Borrower agreed that its Tangible Net Worth would not be less than $4,000,000 at any time. The Borrower has reported that it has failed to comply with the provisions of Section 6.8 of the Credit Agreement for the periods ended July 1, 2000 through September 30, 2000. The Lender hereby waives the Events of Default under the Credit Agreement due to the Borrower's failure to comply with the provisions of Section 6.8 of the Credit Agreement for the periods ended July 1, 2000 through September 30, 2000.

     This waiver is limited to the express terms hereof and shall not extend to any other Default, Event of Default or period. This waiver is not, and shall not be deemed, a course of performance upon which the Borrower may rely with respect to any other Default, Event of Default or request for a waiver and the Borrower expressly waive any such claim.

     Section 5. Acknowledgment. The Borrower and the Lender acknowledge and agree that as hereby amended the Credit Agreement remains in full force and effect. All references in the Credit Agreement to "this Agreement", or "herein" or similar references shall mean the Credit Agreement as amended herein. The Borrower represents and warrants that the Borrower has the power and legal right and authority to enter into this Amendment and has duly authorized as appropriate the executed and deliver of this Amendment and other agreements and documents executed and delivered by the Borrower in connection herewith or therewith by proper corporate action. The Borrower acknowledges and agrees that the security interests granted to the Lender pursuant to the Security Agreement secure all liabilities and obligations of the Borrower to the Lender and this Agreement, as hereby amended.

     Section 6. Counterparts. This Amendment may be executed in one or more counterparts and by separate parties on separate counterparts with the same effect as if the signatures thereto were on the same instrument and shall become effective when counterparts executed by all parties have been received by the Lender.

     IN WITNESS WHEREOF, the parties hereto have caused this Fourth Amendment to Credit Agreement to be executed by their officers thereunto duly authorized as of the date first above written.

                                                INDUSTRIAL RUBBER PRODUCTS, INC.


                                                By:      /s/
                                                Its:     VP-CFO

                                                U.S. BANK NATIONAL ASSOCIATION

                                                By:      /s/
                                                Its:     VP

                                  EXHIBIT A TO
                               SECOND AMENDMENT TO
                                CREDIT AGREEMENT
                               EXHIBIT 2.3 (a) TO
                                CREDIT AGREEMENT
                                 REVOLVING NOTE

$2,000,000                                                    December 31, 2000
                                                             Hibbing, Minnesota

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

     This Note is the Revolving Note referred to in the Credit Agreement dated as of March 30, 1999 as amended by the First Amendment to Credit Agreement dated as of September 30, 1999, by that Second Amendment to Credit Agreement dated as of March 31, 2000, by that Third Amendment to Credit Agreement dated as of June 9, 2000 and as further amended by that Fourth Amendment to Credit Agreement dated of even date (as the same may be hereafter from time to time amended, restated or modified, the "Credit Agreement") between the undersigned and the Lender. This note is secured, it is subject to certain permissive and mandatory prepayments and its maturity is subject to acceleration, in each case upon the terms provided in said Credit Agreement. This note is issued in substitution, extension and replacement of, but not in payment of, a Revolving note in the original principal amount of $2,000,000 dated as of June 9, 2000 from the Borrower to the Lender.

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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.


                                               By: /s/
                                               Title:  Pres

               EXHIBIT B TO SECOND AMENDMENT TO CREDIT AGREEMENT
                 EXHIBIT 2.3 (b) TO CREDIT AGREEMENT TERM NOTE

$4,848,106.77                                                December 31, 2000
                                                        Minneapolis, Minnesota

     FOR VALUE RECEIVED, INDUSTRIAL RUBBER PRODUCTS, INC., a corporation duly organized under the laws of the State of Minnesota, hereby promises to pay to the order of U.S. BANK NATIONAL ASSOCIATION (the "Lender") at its main office in Hibbing, Minnesota, in lawful money of the United States of America in immediately available funds on April 30, 2001, the principal amount of FOUR MILLION EIGHT HUNDRED FORTY-EIGHT THOUSAND ONE HUNDRED SIX AND 77/100 DOLLARS ($4,848,106.77), and to pay interest (computed on the basis of actual days elapsed and a year of 360 days) in like funds on the unpaid principal amount hereof from time to time outstanding at the rate and times set forth in the Credit Agreement.

     This note is the Term Note referred to in the Credit Agreement dated as of March 30, 1999 as amended by that First Amendment to Credit Agreement dated as of September 30, 1999, by that Second Amendment to Credit Agreement dated March 31, 2000, by that Third Amendment to Credit Agreement dated as of June 9, 2000 and by that Fourth Amendment to Credit Agreement of even date (as the same may hereafter be from time to time amended, restated or otherwise modified, the "Credit Agreement") between the undersigned and the Lender. This note is secured and its maturity is subject to acceleration, in each case upon the terms provided in said Credit Agreement. This note is issued in substitution, extension and replacement of, but not in payment of, a Term Note in the original principal amount of $4,848,106.77 dated as of June 9, 2000 from the Borrower to the Lender.

     In the event of default hereunder, the undersigned agrees to pay all costs and expenses of collection, including reasonable attorneys' fees. The undersigned waives demand, presentment, notice of nonpayment, notice of protest and notice of dishonor.

     THE VALIDITY, CONSTRUCTION AND ENFORCEABILITY OF THIS NOTE SHALL BE GOVERNED BY THE INTERNAL LAWS OF THE STATE OF MINNESOTA WITHOUT GIVING EFFECT TO THE CONFLICT OF LAWS PRINCIPLES THEREOF, BUT GIVING EFFECT TO FEDERAL LAWS OF THE UNITED STATES APPLICABLE TO NATIONAL BANKS.

                                               INDUSTRIAL RUBBER PRODUCTS, INC.

                                               By:      /s/
                                               Its:     VP-CFO

                            LEASE ADDENDUM AGREEMENT

     This Lease Addendum is made effective the 30th day of June,  2000,  between
Daniel  O.  Burkes   ("Landlord")  and  Irathane  Systems,   Inc.,  a  Minnesota
corporation ("Tenant"), for the following reasons:

     A. The Landlord and Tenant entered into a lease dated January 1, 2000 (the "Lease") whereby Landlord leased to Tenant certain portions of the premises legally described as Lots 6 and 8, Block 4, Hibbing Industrial Park, specifically, the portion of the building and improvements shown on the Exhibit A attached to the Lease and a portion of the parking lot, all as more particularly described in the Lease;

     B. The Lease had been entered into prior to the finalization of the plans of Irathane Systems with respect to its Colorado facility, and subsequent to the Lease, Irathane Systems has transferred to Hibbing, Minnesota certain of the assets, facilities and equipment of the Colorado facility and has incurred substantial expenses in connection with the remodeling and reconfiguration of the leased premises;

     C. Landlord and Tenant both understand and agree that the term of the Lease must be extended, and that certain other of the terms of the Lease should be amended; and

     D. Landlord and Tenant having agreed on such amendments, are desirous of setting forth in writing their amendments and modifications to the Lease;

         NOW, THEREFORE, the parties hereto in consideration of the mutual covenants herein contained and for other good and valuable consideration, hereby agree that the Lease is hereby amended as follows:

     1. The term of the Lease is extended for seven (7) additional years from and after December 31, 2002, so that the term of the Lease will be ten (10) years from January 1, 2000 to and including December 31, 2009, unless the Lease, as amended, shall sooner end and terminate as provided in the Lease.

     2. Commencing with the fourth lease year, the lease year beginning on January 1, 2003, and continuing through December 31, 2003, and each lease year thereafter, the basic rent (the rent payable pursuant to Article 2 of the Lease) shall be increased by an inflation adjustment in accordance with the provisions of Exhibit A, attached hereto.

     3. The Purchase Price under the terms of Article 29, Option to Purchase, shall for the fourth lease year, the lease year from January 1, 2003 through December 31, 2003, and for each lease year thereafter, be subject to an inflation adjustment in accordance with the provisions of Exhibit A attached hereto.

     4. Except as otherwise amended herein, the terms and conditions of the Lease remain in full force and effect.

     IN WITNESS WHEREOF the undersigned have executed this agreement this day of , 2000.

                                                       IRATHANE SYSTEMS, INC.


                                                       By:
Daniel O. Burkes                                       Its:



Nancy J. Burkes

STATE OF MINNESOTA                  )
                                    )SS
COUNTY OF ST. LOUIS                 )

     On this day of , 2000, before me personally appeared Daniel O. Burkes and Nancy J. Burkes, to me known to be the persons described in and who executed the foregoing instrument and acknowledged that they executed the same as their free act and deed.



                                                     Notary Public

STATE OF MINNESOTA                  )
                                    )ss
COUNTY OF ST. LOUIS                 )

     On this day of , 2000, before me personally appeared , the of Irathane Systems, Inc., to me known to be the person described in and who executed the foregoing instrument and acknowledged that he executed the same as his free act and deed, and the free act and deed of said corporation.



                                                              Notary Public