Form 10QSB
period 2001-03-31
INDUSTRIAL RUBBER PRODUCTS INC
filed 2001-05-09
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2001 or

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

Common Stock, $.001 Par Value - 4,187,205 shares as of April 25, 2001.

Transitional Small Business Disclosure Format (check one)  Yes   No x

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Industrial Rubber Products, Inc.
                            Condensed Balance Sheets
                      March 31, 2001 and December 31, 2000

                                                        March 31         December 31
                                                          2001              2000
                                                        Unaudited
                                                       -----------      --------------
Assets

Current Assets
    Cash and Cash Equivalents ......................   $    137,979    $    388,351
    Trade Receivables, net of allowances ...........      2,859,836       2,643,729
    Inventories ....................................      1,573,304       1,725,134
    Prepaid Expenses ...............................         94,031          85,627
    Deferred Taxes .................................        289,000         289,000
                                                       ------------    ------------
    Total Current Assets ...........................   $  4,954,150    $  5,131,841
                                                       ------------    ------------
Other Assets
    Cash Value of Life Insurance ...................   $    215,104    $    214,104
    Goodwill .......................................      1,081,951       1,081,951
    Accumulated Amortization .......................       (158,593)       (140,561)
    Prepaid Expenses ...............................         13,309          13,309
                                                       ------------    ------------
    Total Other Assets .............................   $  1,151,771    $  1,168,803
                                                       ------------    ------------

Deferred Taxes .....................................   $  1,011,567    $    987,000

Property, Plant and Equipment
    Land ...........................................   $    509,186    $    509,186
    Buildings ......................................      1,610,551       1,610,551
    Automotive Equipment ...........................        529,560         529,560
    Machinery and Equipment ........................      6,302,206       6,257,871
                                                       ------------    ------------
                                                       $  8,951,503    $  8,907,168
    Less Accumulated Depreciation ..................      2,796,243       2,592,220
                                                       ------------    ------------
    Net Property, Plant and Equipment ..............   $  6,155,260    $  6,314,948
                                                       ------------    ------------
Total Assets .......................................   $ 13,272,748    $ 13,602,592
                                                       ============    ============

Liabilities and Stockholder's Equity

Current Liabilities

    Bank Note Payable ..............................   $  5,559,996    $  5,684,996
    Current Maturities of Long-term Debt ...........         62,035          62,734
    Accounts Payable ...............................      1,146,077       1,115,985
    Accrued Expenses ...............................        569,499         760,182
    Income Taxes Payable ...........................              -           1,000
                                                       ------------    ------------
    Total Current Liabilities ......................   $  7,337,607    $  7,624,897
                                                       ------------    ------------

Long-term Debt, less current maturities ............   $    827,023    $    842,854
                                                       ------------    ------------
Stockholder's Equity

    Common Stock, $.001 per value; authorized
    25,000,000 shares; issued 4,187,205 in 2000;
    and 2001  ......................................   $      4,187    $      4,187
    Additional paid-in capital .....................      5,638,862       5,638,862
    Retained Earnings ..............................       (569,988)       (533,137)
    Accumulated other comprehensive income .........         35,057          24,929
                                                       ------------    ------------
    Total Stockholder's Equity .....................   $  5,108,118    $  5,134,841
                                                       ------------    ------------
Total Liabilities and Stockholder's Equity .........   $ 13,272,748    $ 13,602,592
                                                       ============    ============

                        Industrial Rubber Products, Inc.
                         Condensed Statements of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                              March 31,
                                            -----------------------------------------
                                                        2001                 2000
                                             -------------------  -------------------
Net Sales                                          $ 3,853,636          $ 5,054,304
Cost of Sales                                        3,106,621            3,745,314
                                             -------------------  -------------------
    Gross Profit                                   $   747,015          $ 1,308,990

Selling, General and Administrative Expense            648,693              838,819
Irathane Moving Expense                                      -              215,970
                                             -------------------  -------------------
Operating Income/(Loss)                            $    98,322            $ 254,201
                                             -------------------  -------------------
Nonoperating Income/(Expense)
    Interest Income                                    $ 4,288              $ 1,930
    Interest Expense                                  (164,028)            (173,515)
    Gain/(Loss) on sale of assets                            -              201,576
                                             -------------------  -------------------
                                                    $ (159,740)            $ 29,991
                                             -------------------  -------------------

Income/(Loss) Before Tax                             $ (61,418)           $ 284,192

Income Tax Expense/(Credit)                            (24,567)             113,677
                                             -------------------  -------------------
Net Income/(Loss)                                    $ (36,851)           $ 170,515
                                                    ===========          ===========

Basic and Diluted Earnings/(Loss)
   Per Share (Note 3)                                  $ (0.01)              $ 0.04
                                                    ===========          ===========

Weighted Average Shares Outstanding                  4,187,205            4,164,300
                                                   ===========          ===========

                        Industrial Rubber Products, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Three Months Ended
                                                                             March 31,
                                                                   ---------------------------
                                                                      2001              2000
                                                                   ----------        ---------

Cash Flows from Operating Activities
     Net Income/(Loss)                                            $ (36,851)           $ 170,515
     Adjustments to reconcile net income/(loss) to net
      cash provided by (used in) operating activities:
         Depreciation                                               204,023              195,778
         Amortization                                                18,032               18,032
         Gain on sale of property                                         -             (201,576)
         Deferred Taxes                                             (24,567)             113,677
    Changes in working capital components
     net of effect from purchase of business:
         (Increase) Decrease in:
           Receivables                                             (216,107)          (1,133,036)
           Inventories                                              151,830             (284,594)
           Prepaid Expenses                                          (8,404)              13,428
         Increase (Decrease) in:
          Accounts payable and accrued expenses                    (161,591)             615,581
                                                                ------------         ------------
Net cash provided by (used in) operating activities               $ (73,635)          $ (492,195)
                                                                ------------         ------------
Cash Flows from Investing Activities
    Purchase of Property and Equipment                              (44,335)             (75,363)
    (Increase) decrease in cash value of life insurance              (1,000)              (1,325)
    Proceeds from the sale of property                                    -            1,697,986
    Proceeds from the maturity of marketable debt securities              -                    -
    Purchase of Businesses                                                -                    -
    Other Investing Activities                                            -                    -
                                                                ------------         ------------
Net cash provided by (used in) investing activities               $ (45,335)         $ 1,621,298
                                                                ------------         ------------
Cash Flows from Financing Activities
    Net proceeds (repayments) on short-term borrowings           $ (125,000)         $(1,344,799)
    Principal payments on long-term borrowings                      (16,530)              (6,042)
    Disbursements on loan origination fees                                -                    -
    Disbursements for common stock reaquired                              -                    -
                                                                ------------         ------------
Net cash provided by (used in) financing activities              $ (141,530)         $(1,350,841)
                                                                ------------         ------------

(Increase) Decrease in Foreign Currency Adjustment (Note 4)        $ 10,128               $ (551)
                                                                ------------         ------------

Net increase (decrease) in cash and cash equivalents             $ (250,372)          $ (222,289)

Cash and cash equivalents
    Beginning                                                       388,351              563,845
                                                                ------------         ------------
    Ending                                                        $ 137,979            $ 341,556
                                                                 ===========          ===========

Supplemental Disclosures of Cash Flow Information
    Cash payments for interest                                    $ 168,756            $ 165,850
                                                                 ===========          ===========
    Cash payments for income taxes                                $   3,050            $ -
                                                                 ===========          ===========

                        Industrial Rubber Products, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                  (Unaudited)

     Note 1. Basis of Presentation. The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2001 and March 31, 2000 (b) the financial position at March 31, 2001 and (c) the cash flows for the three month periods ended March 31, 2001 and March 31, 2000. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet presented as of December 31, 2000 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10- KSB filed March 29, 2001.

     Note 2. Related Company Transactions. As of March 31, 2001 the Company had receivables of $11,809 with Nelson Roofing, Inc. and K Building Components, Inc. ("KBC"), both companies owned solely by the majority stockholder of the Company.

     The Company provides management and administrative services to Nelson Roofing, Inc. and receives a management fee for such services. Management fees invoiced to Nelson Roofing, Inc. amounted to $35,427 in the first quarter of 2001.

     Note 3. Earnings per share. Earnings per share are computed based upon the weighted average number of shares outstanding during the period. The stock options and warrants discussed in the Company's Schedule 14A filed March 29, 2001 were not dilutive for the period ending March 31, 2001.

     Note 4. Total comprehensive income. For the quarter ended March 31 2001, the total comprehensive loss was $30,744. The difference between total comprehensive loss and net loss was due to foreign currency transaction adjustments net of tax.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net Sales. Net sales for the period ending March 31, 2001, of $3,853,636 compares with $5,054,304 in the same quarter of 2000. The decrease in sales compared with 2000 is the result of production cutbacks and mine closures that occurred during the first quarter of 2001 in the Minnesota taconite industry and the Southwest U.S. copper industry.

     The  Company's   order  backlog  on  March  31,  2001,  was   approximately
$2,350,000.

     Cost of Sales. Cost of sales as a percentage of net sales was 80.6% in the first quarter of 2001 compared with 74.1% in the same quarter of 2000. This increase was the result of reduced sales volumes and fixed manufacturing costs.

     Selling, General and Administrative Expenses. Normal selling, general and administrative expenses decreased from $838,819 (16.6% of net sales) in the first quarter of 2000 to $648,693 (16.8% of net sales) in the same quarter of 2001. The decrease was the result of Company efforts to reduce expenses at all divisions and the corporate office.

     Nonoperating Income and Expense. The major nonoperating expense, interest expense, decreased from $173,515 in the first quarter of 2000 to $164,028 in the same quarter of 2001. The decrease was the result of lower interest rates and reduced debt. In addition, the period ending March 31, 2000, included a gain on the sale of the Colorado property of $201,576. There was no gain or loss on the sale of assets for the period ending March 31, 2001.

     Net Income/(Loss) Before Tax. The net loss before tax for the quarter ending March 31 2001, was $61,418 and compares with a profit of $284,192 for the same quarter in 2000. The decline was due to the decrease in net sales of 23.8%.

     Income Taxes. During the quarter ended March 31, 2001, the Company recorded an income tax credit of $24,567. This compares with a tax of $113,677 in the same quarter of 2000.

     Cash Flows. The Company's cash flows from operating activities showed net cash used of $73,635 for the first three months of 2001. Working capital component changes accounted for net cash usage of $234,272. Accounts receivable increased by $216,107, due to an increase in sales to customers with extended terms, inventories were reduced by $151,830 and accounts payable and accrued expenses decreased by $161,591. These net unfavorable working capital changes were partially offset by the positive cash flows resulting from income before depreciation, amortization and deferred taxes, of $160,637.

     The Company showed net cash used in investing activities of $45,335 in the first three months of 2001. The major item was $44,335 for the purchase of property and equipment.

     The Company used $141,530 in financing activities for the first three months of 2001. Nearly all of this amount, $125,000, was used to reduce short-term bank borrowings.

     In total, the Company showed a net decrease in cash of $250,372 for the first three months of 2001. This reduced the Company's cash balance from $388,351 to $137,979.

     Liquidity and Sources of Capital. During the first quarter the Company signed an extension of their financing agreements with US Bank to June 30, 2001. Under the terms of the extension, the Company made a $125,000 payment to reduce the principal balance of the term loan. In addition, the Company has agreed to make payments totaling $200,000 during the second quarter to further reduce the principal balance of the term loan. The Company's revolving credit loan was unchanged during the quarter and remains at $836,000. The Company is continuing to work with US Bank and other financial institutions to convert short-term borrowings into long-term debt. The Company believes that it can fund proposed capital expenditures and operating requirements from operations and bank credit lines.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.


Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

     The Company received a Nasdaq Staff Determination on May 1, 2001 indicating that the Company had failed to comply with the Minimum Bid Price requirements for continued listing set forth in Nasdaq Marketplace Rules 4310(c)(4) and 4310(c)(8)(B) and that its common stock is therefore subject to delisting for The Nasdaq Small Cap Market.

     On May 4, 2001, the Company requested a hearing before a Nasdaq Listings Qualifications Panel to review the Staff Determination. The filing of the hearing request has stayed the delisting of the Company's securities pending the Panel's decision.

     There can be no assurance that the Panel will grant the Company's request for a continued listing. If the Company's stock is delisted, the Company's common stock will be eligible to trade on the OTC Bulletin Board.

     The OTC Bulletin Board is a regulated quotation service that displays real time quotes last sale prices, and volume information in over-the-counter equity securities.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             Exhibit 10 Fifth Amendment to Credit Agreement between Company and US Bank dated March 7, 2001.
             Exhibit 11  Statement Re: Computation of Earnings per Share.
             Exhibit 27  Financial Data Schedule

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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)







Date: May 7, 2001                                /s/ John M. Kokotovich
                                               ---------------------------------
                                                       John M. Kokotovich
                                                     Chief Financial Officer

                                 Exhibit 10(13)

                                 FIFTH AMENDMENT
                                       TO
                                CREDIT AGREEMENT

     This Fifth Amendment to Credit Agreement dated as of March 7, 2001 is by and between INDUSTRIAL RUBBER PRODUCTS, INC., a Minnesota corporation (the "Borrower") and U.S. BANK NATIONAL ASSOCIATION, a national banking association, (the "Lender").

                                    RECITALS

     A. The Borrower and the Lender has entered into a Credit Agreement dated as of March 30,1999, as amended by a First Amendment to Credit Agreement dated as of September 30, 1999, as amended by that Second Amendment to Credit Agreement dated as of March 31, 2000, as further amended by that Third Amendment to Credit Agreement dated as of June 9, 2000, and as further amended by that Fourth Amendment to Credit Agreement dated as of December 31, 2000 (as amended, the Credit Agreement").

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

     Section 2.  Amendments.  The Credit Agreement is hereby amended as follows:

     2.1 The Commitments. Section 2.1(a) of the Credit Agreement is amended in its entirety to provide as follows:

     2.1(a) Revolving Credit. A revolving loan (the "Revolving Loan") to the Borrower available as Advances at any time and from time to time from the Closing Date to June 30, 2001 (the "Revolving Maturity Date"), during which period the Borrower may borrow, repay and reborrow in accordance with the provisions hereof, provided, that the unpaid principal amount of revolving Advances shall not at any time exceed $2,000,000 (the "Revolving Commitment Amount"); and provided, further, that no revolving Advance will be made if, after giving effect thereto, the unpaid principal amount of the Revolving Note would exceed the Borrowing Base.

     2.2 The Notes.  The  Revolving  Note  attached to the Credit  Agreement  as
Exhibit 2.3(a) is amended in its entirety to read as set forth on the Revolving Note attached hereto as Exhibit A, all references in the Credit Agreement to the Revolving Note shall mean the Revolving Note dated as of the date hereof, in the form attached hereto. The Term Note attached to the Credit Agreement as Exhibit 2.3(b) is amended in its entirety to read as set forth on the Term Note attached hereto as Exhibit B, all referenced in the Credit Agreement to the Term Note shall mean the Term Note dated as of the date hereof, in the form attached hereto.

     Section 3.  Conditions  and  Effectiveness.  This  Amendment  shall  become
effective  on  the  date  hereof,   only  upon  satisfaction  of  the  following
conditions:

     (a) The Borrower shall have executed and delivered to the Lender this Fifth Amendment.

     (b) The Lender shall have received an amended and restated Revolving Note executed by the Borrower in form and substance satisfactory to the Lender.

     (c) The Lender shall have received an amended and restated Term Note executed by the Borrower in form and substance acceptable to the Lender.

     (d) The Lender shall have received a copy of the resolutions of the Board of Directors of the Borrower authorizing the execution, delivery and performance of this amendment certified as true and accurate by its Secretary or Assistant certifying as to (i) no change in the Articles of Incorporation or Bylaws of the Borrower since true and accurate copies of the same were delivered to the Lender with a certificate of the Secretary of the Borrower and (ii) identifying each officer of the Borrower authorized to execute this amendment and any other instrument or agreement executed by the Borrower in connection with this Amendment (collectively, the "Amendment Documents"), and certifying as to specimens of such officer's signature and incumbency in such offices as such officer holds.

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

     (h) The Lender shall have received an Extension fee in the amount of $5000.00.

     (i) The Borrower shall have satisfied such other conditions as specified by the Lender, including payment of all unpaid legal fees and expenses incurred by the Lender through the date of this Amendment in connection with the Credit Agreement and the Amendment documents.

     Section 4. Acknowledgment. The Borrower and the Lender acknowledge and agree that as hereby amended the Credit Agreement remains in full force and effect. All referenced in the Credit Agreement to "this Agreement", "herein" or similar references shall mean the Credit Agreement as amended herein. The Borrower represents and warrants that the Borrower has the power and legal right and authority to enter into this Amendment and has duly authorized as appropriate the execution and delivery of this Amendment and other agreements and documents executed and delivered by the Borrower in connection herewith or therewith by proper corporate action. The Borrower acknowledge and agrees that the security interests granted to the Lender pursuant to the Security Agreement secure all liabilities and obligations of the Borrower to the Lender and this Agreement, as hereby amended.

     Section 5. Counterparts. This Amendment may be executed in one or more counterparts and by separate parties on separate counterparts with the same effect as if the signatures thereto were on the same instrument and shall become effective when counterparts executed by all parties have been received by the Lender.

     IN WITNESS WHEREOF, the parties hereto have caused this Fifth Amendment to Credit Agreement to be executed by their officers thereunto duly authorized as of the date first above written.

                                              INDUSTRIAL RUBBER PRODUCTS, INC.


                                              By:-------------------------------
                                              Title:----------------------------

                                              U.S. BANK NATIONAL ASSOCIATION


                                              BY:-------------------------------
                                              Title:----------------------------

                EXHIBIT A TO FIFTH AMENDMENT TO CREDIT AGREEMENT
                       EXHIBIT 2.3(a) TO CREDIT AGREEMENT


                                 REVOLVING NOTE

$2,000,000                                                         March 7, 2001
                                                          Minneapolis, Minnesota

     FOR VALUE RECEIVED, INDUSTRIAL RUBBER PRODUCTS, INC., a corporation organized under the laws of the State of Minnesota, hereby promises to pay to the order of U.S. BANK NATIONAL ASSOCIATION (the "Lender") at its main office in Hibbing, Minnesota, in lawful money of the United States of America in immediately available funds on the Revolving Maturity Date (as such term and each other capitalized term used herein are defined in the Credit Agreement hereinafter referred to) or, if less, the aggregate unpaid principal amount of all Revolving Advances made by the Lender under the Credit Agreement, and to pay interest (computed on the basis of actual days elapsed and a year of 360 days) in like funds on the unpaid principal amount hereof from time to time outstanding at the rates and times set forth in the Credit Agreement.

     This note is the Revolving Note referred to in the Credit Agreement dated as of March 30, 1999 as amended by the First Amendment to Credit Agreement dated as of September 30, 1999, by that Second Amendment to Credit Agreement dated as of March 31, 2000, by that Third Amendment to Credit Agreement dated as of June 9, 2000, by that Fourth Amendment dated as of December 31, 2000 and as further amended by that Fifth Amendment to Credit Agreement dated of even date (as the same may be hereafter from time to time amended, restated or modified, the "Credit Agreement") between the undersigned and the Lender. This note is secured, it is subject to certain permissive and mandatory prepayments and its maturity is subject to acceleration, in each case upon the terms provided in said Credit Agreement. This note is issued in substitution, extension and replacement of, but not in payment of, a Revolving Note in the original principal amount of $2,000,000 dated as of December 31, 2000 from the Borrower to the Lender.

     In the event of default hereunder, the undersigned agrees to pay all costs and expenses of collection, including reasonable attorney's fees. The undersigned waives demand, presentment, notice of nonpayment, protest, notice of protest and notice of dishonor.

     THE VALIDITY, CONSTRUCTION AND ENFORCEABILITY OF THIS NOTE SHALL BE GOVERNED BY THE INTERNAL LAWS OF THE STATE OF MINNESOTA WITHOUT GIVING EFFECT TO THE CONFLICT OF LAWS PRINCIPLES THEREOF, BUT GIVING EFFECT TO FEDERAL LAWS OF THE UNITED STATES APPLICABLE TO NATIONAL BANKS

                                               INDUSTRIAL RUBBER PRODUCTS, INC.

                                               By:------------------------------
                                               Title:---------------------------

                EXHIBIT B TO FIFTH AMENDMENT TO CREDIT AGREEMENT
                       EXHIBIT 2.3(b) TO CREDIT AGREEMENT

                                    TERM NOTE

$4,848,106.77                                                      March 7, 2001
                                                          Minneapolis, Minnesota


     FOR VALUE RECEIVED, INDUSTRIAL RUBBER PRODUCTS, INC., a corporation organized under the laws of the State of Minnesota, hereby promises to pay to the order of US BANK NATIONAL ASSOCIATION (the "Lender") at its main office in Hibbing, Minnesota, in lawful money of the United States of America in immediately available funds on April 20, 2001, the principal amount of FOUR MILLION EIGHT HUNDRED FORTY-EIGHT THOUSAND ONE HUNDRED SIX AND 77/100 DOLLARS ($4,848,106.77), and to pay interest (computed on the basis of actual days elapsed and a year of 360 days) in like funds on the unpaid principal amount hereof from time to time outstanding at the rate and times set forth in the Credit Agreement.

     The principal amount of this note shall be due and payable by a payment in the amount of $125,000 on March 9, 2001, a payment in the amount of $50,000 on April 15, 2001, a payment in the amount of $75,000 on May 15, 2001, a payment in the amount of $75,000 on June 15, 2001 and one final payment on June 30, 2001 in the amount of the entire remaining principal balance.

     This Note is the Term Note referred to in the Credit Agreement dated as of March 30, 1999 as amended by that First Amendment to Credit Agreement dated as of September 30, 1999, by that Second Amendment to Credit Agreement dated March 31, 2000, by that Third Amendment to Credit Agreement dated as of June 9, 2000, by that Fourth Amendment to Credit Agreement dated as of December 31, 2000 and by that Fifth Amendment to Credit Agreement of even date (as the same may hereafter be from time to time amended, restated or otherwise modified, the "Credit Agreement") between the undersigned and the Lender. This Note is secured and its maturity is subject to acceleration, in each case upon the terms provided in said Credit Agreement. This note is issued in substitution, extension and replacement of, but not in payment of, a Term Note in the original principal amount of $4,848,106.77 dated as of December 31, 2000 from the Borrower to the Lender.

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

                                                INDUSTRIAL RUBBER PRODUCTS, INC.

                                                By:-----------------------------
                                                Title: -------------------------

                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share

                                                              Three Months Ended
                                                                    March 31,
                                                               ----------------
                                                                      2001
                                                                   ----------
Primary and full diluted:
  Weighted average shares outstanding
    during the period                                                 4,187,205
                                                                     ----------
Net Income                                                             ($36,851)
                                                                     ----------
Net income/(loss) per share - basic                                       ($.01)
                                                                     ==========
Net income/(loss) per share - diluted:                                   ($.01)

     Net income per share is computed based upon the weighted average number of shares outstanding during the period. The Stock Options and Warrants discussed in the Company's Schedule 14A filed April 7, 2000 were not dilutive for the period ending March 31, 2001.

EX-27
FDS
     This schedule contains summary financial information extracted from Industrial Rubber Products, Inc.'s Form 10-QSB for the quarterly period ended March 31, 2000 and is qualified in its entirety by reference to such consolidated statement.

PERIOD-TYPE                                                  3 MONTHS
-------------------------------------------------------------------------------
FISCAL-YEAR-END                                  DECEMBER 31,2001
PERIOD-START                                     JANUARY 1,2001
PERIOD-END                                       MARCH 31,2001
CASH                                                                 137,979
SECURITIES                                                                 -
RECEIVABLES                                                        3,270,953
ALLOWANCES                                                           411,117
INVENTORY                                                          1,573,304
CURRENT-ASSETS                                                     4,954,150
PP&E                                                               8,951,503
DEPRECIATION                                                       2,796,243
TOTAL-ASSETS                                                      13,272,748
CURRENT-LIABILITIES                                                7,337,607
BONDS                                                                827,023
PREFERRED-MANDATORY                                                        -
PREFERRED                                                                  -
COMMON                                                                 4,187
OTHER-SE                                                           5,103,931
TOTAL-LIABILITY-AND-EQUITY                                        13,272,748
SALES                                                              3,853,636
TOTAL-REVENUES                                                     3,853,636
CGS                                                                3,106,621
TOTAL-COSTS                                                        3,755,314
OTHER-EXPENSES                                                             -
LOSS-PROVISION                                                         9,117
INTEREST-EXPENSE                                                     164,028
INCOME/(LOSS)-PRETAX                                                 (61,418)
INCOME-TAX                                                           (24,567)
INCOME/(LOSS)-CONTINUING                                             (36,851)
DISCONTINUED                                                               -
EXTRAORDINARY                                                              -
CHANGES                                                                    -
NET-INCOME/(LOSS)                                                    (36,851)
EPS-BASIC                                                              (0.01)
EPS-DILUTED                                                            (0.01)