Form 10QSB
period 2001-06-30
INDUSTRIAL RUBBER PRODUCTS INC
filed 2001-08-15
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2001 or

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

Common Stock, $.001 Par Value - 4,187,205 shares as of July 25, 2001.

Transitional Small Business Disclosure Format (check one)  Yes   No x

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      Industrial Rubber Products, Inc.
                                         Condensed Balance Sheets
                               June 30, 2001 and December 31, 2000

                                                                              June 30                December 31
                                                                               2001                     2000
                                                                             Unaudited
                                                                        -------------------      -------------------
Assets

Current Assets
     Cash and Cash Equivalents                                                $ 288,355               $ 388,351
     Trade Receivables, net of allowances                                     2,963,229               2,643,729
     Inventories                                                              1,233,818               1,725,134
     Prepaid Expenses                                                            77,684                  85,627
     Deferred Taxes                                                             289,000                 289,000
                                                                            ------------            -------------
     Total Current Assets                                                   $ 4,852,086             $ 5,131,841
                                                                            ------------            -------------
Other Assets
     Cash Value of Life Insurance                                             $ 216,604               $ 214,104
     Goodwill                                                                 1,081,951               1,081,951
     Accumulated Amortization                                                  (176,626)               (140,561)
     Prepaid Expenses                                                            13,309                  13,309
                                                                            ------------            -------------
     Total Other Assets                                                     $ 1,135,238             $ 1,168,803
                                                                            ------------            -------------

Deferred Taxes                                                                $ 954,707               $ 987,000

Property, Plant and Equipment
     Land                                                                     $ 509,186               $ 509,186
     Buildings                                                                1,610,551               1,610,551
     Automotive Equipment                                                       527,560                 529,560
     Machinery and Equipment                                                  6,326,238               6,257,871
                                                                            ------------            -------------
                                                                            $ 8,973,535             $ 8,907,168
     Less Accumulated Depreciation                                            3,006,203               2,592,220
                                                                            ------------            -------------
     Net Property, Plant and Equipment                                      $ 5,967,332             $ 6,314,948
                                                                            ------------            -------------
Total Assets                                                                $ 12,909,363            $13,602,592
                                                                            ===========              ===========

Liabilities and Stockholder's Equity

Current Liabilities

     Bank Note Payable                                                      $ 5,359,996             $ 5,684,996
     Current Maturities of Long-term Debt                                        64,744                  62,734
     Accounts Payable                                                           748,387               1,115,985
     Accrued Expenses                                                           746,396                 760,182
     Income Taxes Payable                                                             -                   1,000
                                                                            ------------            -------------
     Total Current Liabilities                                              $ 6,919,523             $ 7,624,897
                                                                            ------------            -------------

Long-term Debt less current maturities                                        $ 809,195               $ 842,854
                                                                            ------------            -------------
Stockholder's Equity

     Common Stock, $.001 per value; authorized
      25,000,000 shares; issued 4,187,205 in 2000;
      and 2001.                                                              $    4,187                 $ 4,187
     Additional paid-in capital                                               5,638,862               5,638,862
     Retained Earnings                                                         (484,698)               (533,137)
     Accumulated other comprehensive income                                      22,294                  24,929
                                                                            ------------            -------------
    Total Stockholder's Equity                                              $ 5,180,645             $ 5,134,841
                                                                            ------------            -------------
Total Liabilities and Stockholder's Equity                                 $ 12,909,363            $ 13,602,592
                                                                           ===========              ===========


                                       Industrial Rubber Products, Inc.
                                       Condensed Statements of Income
                                                 (Unaudited)


                                                        Three Months Ended                    Six Months Ended
                                                               June 30,                            June 30,
                                                    --------------------------------       -------------------------------
                                                       2001             2000                 2001             2000
                                                    --------------------------------       -------------------------------
Net Sales                                             $ 4,114,980       $ 4,845,175         $ 7,968,616       $ 9,899,479
Cost of Sales                                           3,128,508         3,783,160           6,235,129         7,528,474
                                                    ------------------------------------   -------------------------------
            Gross Profit                                $ 986,472       $ 1,062,015         $ 1,733,487       $ 2,371,005

Selling, General and Administrative Expense               700,374           739,859           1,349,067         1,578,678
Irathane Consolidation Expense                                  -           149,571                   -           365,541
Arizona Closure Expense                                         -           (96,717)                  -           (96,717)
                                                    ------------------------------------   -------------------------------
Operating Income/(Loss)                                 $ 286,098         $ 269,302           $ 384,420         $ 523,503
                                                    ------------------------------------   -------------------------------
Nonoperating Income/(Expense)
            Interest Income                                 $ 831           $ 1,391             $ 5,119           $ 3,321
            Interest Expense                             (143,835)         (155,843)           (307,863)         (329,358)
            Gain/(Loss) on sale of assets                    (944)           34,000                (944)          235,576
                                                    ------------------------------------   -------------------------------
                                                       $ (143,948)       $ (120,452)         $ (303,688)        $ (90,461)
                                                    ------------------------------------   -------------------------------

Income/(Loss) Before Tax                                $ 142,150         $ 148,850            $ 80,732         $ 433,042

Income Tax Expense/(Credit)                                56,860            59,540              32,293           173,217
                                                    ------------------------------------   -------------------------------
Net Income/(Loss)                                        $ 85,290          $ 89,310            $ 48,439         $ 259,825
                                                        ===========      ===========          ===========      ===========

Basic and Diluted Earnings/(Loss)
   Per Share (Note 3)                                      $ 0.02            $ 0.02              $ 0.01            $ 0.06
                                                        ===========      ===========          ===========      ===========

Weighted Average Shares Outstanding                     4,187,205         4,187,205           4,187,205         4,175,752


                        Industrial Rubber Products, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                 ---------------------------------
                                                                     2001                 2000
                                                                 ---------------  ----------------
Cash Flows from Operating Activities
     Net Income/(Loss)                                             $ 48,439            $ 259,825
     Adjustments to reconcile net income/(loss) to net
      cash provided by (used in) operating activities:
         Depreciation                                               414,789              385,236
         Amortization                                                36,065               36,065
         (Gain)/Loss on sale of property                                944             (235,576)
         Deferred Taxes                                              32,293              199,314
    Changes in working capital components net of effect from purchase of business:
         (Increase) Decrease in:
            Receivables                                            (319,500)          (1,073,036)
            Inventories                                             491,316              172,036
            Prepaid Expenses                                          7,943                9,545
         Increase (Decrease) in:
            Accounts payable and accrued expenses                  (382,384)            (579,444)
                                                             -------------------  -------------------
Net cash provided by (used in) operating activities               $ 329,905           $ (826,035)
                                                             -------------------  -------------------
Cash Flows from Investing Activities
    Purchase of Property and Equipment                              (68,367)            (402,321)
    (Increase) decrease in cash value of life insurance              (2,500)              (3,316)
    Proceeds from the sale of property                                  250            1,731,986
    Proceeds from the maturity of marketable debt securities              -                    -
    Purchase of Businesses                                                -                    -
    Other Investing Activities                                            -                    -
                                                             -------------------  -------------------
Net cash provided by (used in) investing activities               $ (70,617)         $ 1,326,349
                                                             -------------------  -------------------
Cash Flows from Financing Activities
    Net proceeds (repayments) on short-term borrowings           $ (325,000)          $ (708,986)
    Principal payments on long-term borrowings                      (31,649)             (12,848)
    Disbursements on loan origination fees                                -                    -
    Disbursements for common stock reaquired                              -                    -
                                                             -------------------  -------------------
Net cash provided by (used in) financing activities              $ (356,649)          $ (721,834)
                                                             -------------------  -------------------

(Increase) Decrease in Foreign Currency Adjustment (Note 6)        $ (2,635)            $ (8,857)
                                                             -------------------  -------------------

Net increase (decrease) in cash and cash equivalents              $ (99,996)          $ (230,377)

Cash and cash equivalents
    Beginning                                                       388,351              563,845
                                                             -------------------  -------------------
    Ending                                                        $ 288,355            $ 333,468
                                                                ===========          ===========

Supplemental Disclosures of Cash Flow Information
    Cash payments for interest                                    $ 322,041            $ 327,283
                                                                 ===========          ===========
    Cash payments for income taxes                                      $ -             $ 64,903
                                                                 ===========          ===========

Supplemental Schedule of Noncash Investing and Financing Activities

    Issuance of 43,250 shares of common stock and
     reduction of accrued stock bonus                                   $ -               33,073
                                                             -------------------  -------------------
         Totals                                                         $ -             $ 33,073
                                                                 ===========          ===========


                        Industrial Rubber Products, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

     Note 1. Basis of Presentation. The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of: (a) the results of operations for the three months ended June 30, 2001 and June 30, 2000; (b) the results of operations for the six months ended June 30, 2001 and June 30, 2000; (c) the financial position at June 30, 2001; and (d) the cash flows for the six month periods ended June 30, 2001 and June 30, 2000. Operating results for the three month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet presented as of December 31, 2000 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB filed March 29, 2001.

     Note 2. Related Company Transactions. As of June 30, 2001 the Company had net receivables of $34,655 with Nelson Roofing, Inc. and K Building Components, Inc. ("KBC"), both companies owned solely by the majority stockholder of the Company. The Company provides management and administrative services to Nelson Roofing, Inc. and receives a management fee for such services. Management fees invoiced to Nelson Roofing, Inc. amounted to $35,427 in the second quarter of 2001. Management fees for the six-month period ending June 30, 2001, amounted to $70,854.

     Note 3. Earnings per share. Earnings per share are computed based upon the weighted average number of shares outstanding during the period. The stock options and warrants discussed in the Company's Schedule 14A filed March 29, 2001 were not dilutive for the period ending June 30, 2001.

     Note 4. Total comprehensive income. For the six-month period ended June 30, 2001, total comprehensive income was $46,858. For the quarter ended June 30, 2001, total comprehensive income was $77,632. The difference between total comprehensive income and net income was due to foreign currency transaction adjustments net of tax.

     Note 5. Pronouncements Issued Not Yet Adopted. In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported good will and other intangible assets. Statement 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. Upon adoption of these Statements, the Company is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. Further, upon adoption of these Statements the Company is required to: reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly; and to write-off any remaining negative goodwill. The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net Sales. Net sales for the quarter ending June 30, 2001, of $4,114,980 compares with $4,845,175 in the same quarter of 2000. Net sales for the six-month period ending June 30, 2001, of $7,968,616 compares with $9,899,479 in the same period in 2000. The decrease in sales for the quarter and the six-month period was the result of production curtailments and mine closures that occurred during the first half of 2001 in the Minnesota taconite industry and the Southwest U. S. copper industry.

     The Company's order backlog on June 30, 2001, was approximately $2,000,000.

     Cost of Sales. Cost of sales as a percentage of net sales was 76.0% in the second quarter of 2001 compared with 78.1% in the same quarter of 2000. This decrease was the result of improved margins and reduced manufacturing costs. Cost of sales for the first six months of 2001 were 78.2% of net sales compared with 76.1% for the same period in 2000. The increase was the result of reduced sales volumes and fixed manufacturing costs.

     Selling, General and Administrative Expenses. Normal selling, general and administrative expenses decreased from $739,859 in the second quarter of 2000 to $700,374 in the same quarter of 2001. For the six-month period ending June 30, 2001, recurring selling, general and administrative expenses of $1,349,067 compares with $1,578,678 in the same period in 2000. The decreases were the result of the Company's continuing efforts to reduce expenses at all divisions and the corporate office.

     Nonoperating Income and Expense. The major nonoperating expense, interest expense, decreased from $155,843 in the second quarter of 2000 to $143,835 in the same quarter of 2001. The decrease was the result of lower interest rates and reduced debt. For the six-month period ended June 30, 2001, interest expense was $307,863 and compares with $329,358 in the same period in 2000. The period ending June 30, 2000, included a gain on the sale of the Colorado property of $201,576.

     Net Income/(Loss) Before Tax. Net income before tax for the quarter ending June 30, 2001, was $142,150 and compares with net income before tax of $148,850 for the same quarter in 2000. The slight decline was due to the 15% decrease in net sales, which was nearly offset by margin improvements and expense reductions. Net income before tax for the six-month period ending June 30, 2001, was $80,732 and compares with $433,042 in the same six-month period in 2000. The decline was due to the nearly 20% reduction in net sales, and the inclusion of the gain on the sale of the Colorado property in the six month 2000 results.

     Income Taxes. During the quarter ended June 30, 2001, the Company recorded an income tax expense of $56,860. This compares with a tax expense of $59,540 in the same quarter of 2000. For the six- month period ended June 30, 2001, the Company recorded an income tax expense of $32,293 which compares with a tax expense of $173,217 in the same period of 2000. The Company does not anticipate the payment of income taxes for 2001 income due to operating loss carry forwards from previous years, except for income taxes relating to the Irathane Elliott (Canadian) subsidiary.

     Cash Flows. The Company's cash flows from operating activities showed net cash provided of $329,905 for the first six months of 2001. Working capital component changes accounted for net cash usage of $202,625. Accounts receivable increased by $319,500 due to increased sales volume in June. Inventories were reduced by $491,316 through a concerted effort by the Company to minimize inventory levels. Accounts payable and accrued expenses were reduced by $382,384, due primarily to reduced purchasing activity. These net unfavorable working capital changes were offset by net income, and positive adjustments from depreciation, amortization and deferred taxes, totaling $531,586.

     The Company showed net cash used in investing activities of $70,617 in the first six months of 2001. The major item was $68,367 for the purchase of property and equipment, which reflects the Company's efforts to minimize capital expenditures, and compares with capital expenditures of $402,321 for the same period of 2000.

     The Company used $356,649 in financing activities for the first six months of 2001. Nearly all of this amount, $325,000, was used to reduce short-term bank borrowings, and reflects the continued effort to reduce debt.

     In total, the Company showed a net decrease in cash of $99,996 for the first six months of 2001. This reduced the Company's cash balance from $388,351 to $288,355.

     Liquidity and Sources of Capital. Early in July of 2001 the Company signed an extension of its financing agreements with US Bank to October 31, 2001. Under the terms of the extension, the Company will make monthly payments of $50,000 to reduce the principal balance of the term loan. The Company's revolving credit loan was unchanged during the six-month period and remains at $836,000. The Company is continuing to work with US Bank and other financial institutions to convert short-term borrowings into long-term debt. The Company believes that it can fund proposed capital expenditures and operating requirements from operations and bank credit lines.

     Pronouncements Issued Not Yet Adopted. In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported good will and other intangible assets. Statement 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. Upon adoption of these Statements, the Company is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. Further, upon adoption of these Statements the Company is required to: reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly; and to write-off any remaining negative goodwill. The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.


Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

     Effective July 2, 2001, a Nasdaq Listing Qualifications Panel decided to delist the Company's securities from the Nasdaq Small Cap Market. The Company's common stock now trades on the Over-the-Counter (OTC) Bulletin Board under the symbol INRB.OB. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sales prices and volume information in over-the-counter equity securities.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             Exhibit 10 Sixth Amendment to Credit Agreement between Company and
                US Bank dated July 12, 2001.
             Exhibit 11  Statement Re: Computation of Earnings per Share.
             Exhibit 27  Financial Data Schedule

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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)







Date: July 27, 2001                                /s/ John M. Kokotovich
                                               ---------------------------------
                                                       John M. Kokotovich
                                                     Chief Financial Officer

                                 Exhibit 10(13)

                                 SIXTH AMENDMENT
                                       TO
                                CREDIT AGREEMENT

     This Sixth Amendment to Credit Agreement dated as of July 12, 2001 is by and between INDUSTRIAL RUBBER PRODUCTS, INC., a Minnesota corporation (the "Borrower") and U.S. BANK NATIONAL ASSOCIATION, a national banking association (the "Lender").

                                    RECITALS

     A. The Borrower and the Lender have entered into a Credit Agreement dated as of March 30, 1999, as amended by a First Amendment to Credit Agreement dated as of September 30, 1999, as amended by that Second Amendment to Credit Agreement dated as of March 31, 2000, as further amended by that Third Amendment to Credit Agreement dated as of June 9, 2001, as further amended by that Fourth Amendment to Credit Agreement dated as of December 31, 2000 and as further mended by a Fifth Amendment to Credit Agreement dated as of March 7, 2001 (as amended, the Credit Agreement").

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

     Section 2. Amendments. The Credit Agreement is hereby amended as follows:

     2.1 The Commitments. Section 2.1 of the Credit Agreement is amended in its entirety to provide as follows:

     2.1(a) Revolving Credit. A revolving loan (the "Revolving Loan") to the Borrower available as Advances at any time and from time to time from July 1, 2001 to October 31, 2001 (the "Revolving Maturity Date"), during which period the Borrower may borrow, repay and reborrow in accordance with the provisions hereof, provided that the unpaid principal amount of revolving Advances shall not at any time exceed $1,500,000 (the "Revolving Commitment Amount"); and provided, further, that no revolving Advance will be made if, after giving effect thereto, the unpaid principal amount of the Revolving Note would exceed the Borrowing Base.

     2.1(b) A term loan (the "Term Loan") from the Lender to the Borrower in the amount of $4,523,106.77 (the "Term Loan Commitment Amount").

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

     (a) The Borrower shall have executed and delivered to the Lender this Sixth Amendment.

     (b) The Lender shall have received an amended and restated Revolving Note executed by the Borrower in form and substance satisfactory to the Lender.

     (c) The Lender shall have received an amended and restated Term Note executed by the Borrower in form and substance acceptable to the Lender.

     (d) The Lender shall have received a copy of the resolutions of the Board of Directors of the Borrower authorizing the execution, delivery and performance of this Amendment certified as true and accurate by its Secretary or Assistant Secretary, along with a certification by such Secretary or Assistant Secretary certifying as to (i) no change in the Articles of Incorporation or Bylaws of the Borrower since true and accurate copies of the same were delivered to the Lender with a certificate of the Secretary of the Borrower and (ii) identifying each officer of the Borrower authorized to executed this Amendment and any other instrument or agreement executed by the Borrower in connection with this Amendment (collectively, the "Amendment Documents"), and certifying as to specimens of such officer's signature and incumbency in such offices as such officer holds.

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

     Section 4. Acknowledgment. The Borrower and the Lender acknowledge and agree that as hereby amended the Credit Agreement remains in full force and effect. All references in the Credit Agreement to "this Agreement", "herein" or similar references shall mean the Credit Agreement as amended herein. The Borrower represents and warrants that the Borrower has the power and legal right and authority to enter into this Amendment and has duly authorized as appropriate the execution and delivery of this Amendment and other agreements and documents executed and delivered by the Borrower in connection herewith or therewith by property corporate action. The Borrower acknowledges and agrees that the security interests granted to the Lender pursuant to the Security Agreement secure all liabilities and obligations of the Borrower to the Lender and this Agreement, as hereby amended.

     Section 5. Counterparts. This Amendment may be executed in one or more counterparts and by separate parties on separate counterparts with the same effect as if the signatures thereto were on the same instrument and shall become effective when counterparts executed by all parties have been received by the Lender.

     IN WITNESS WHEREOF, the parties hereto have caused this Sixth Amendment to Credit Agreement to be executed by their officers thereunto duly authorized as of the date first above written.

                                               INDUSTRIAL RUBBER PRODUCTS, INC.


                                               By: /s/ John Kokotovich
                                               Title: Secretary

                                               U.S. BANK NATIONAL ASSOCIATION

                                               By: /s/
                                               Title: Vice President

EXHIBIT A TO SIXTH AMENDMENT TO CREDIT AGREEMENT
EXHIBIT 2.3(A) TO CREDIT AGREEMENT

                                 REVOLVING NOTE

$1,500,000                                                         July 12, 2001
                                                                 Minneapolis, MN

     FOR VALUE RECEIVED, INDUSTRIAL RUBBER PRODUCTS, INC., a corporation organized under the laws of the State of Minnesota, hereby promises to pay to the order of U.S. BANK NATIONAL ASSOCIATION (the "Lender") at its main office in Hibbing, Minnesota, in lawful money of the United States of America in immediately available funds on the Revolving Maturity Date (as such term and each other capitalized term used herein are defined in the Credit Agreement hereinafter referred to) the principal amount of ONE MILLION FIVE HUNDRED THOUSAND DOLLARS AND NO CENTS ($1,500,000) or, if less, the aggregate unpaid principal amount of all Revolving Advances made by the Lender under the Credit Agreement, and to pay interest (computed on the basis of actual days elapsed and a year of 360 days) in like funds on the unpaid principal amount hereof from time to time outstanding at the rates and times set forth in the Credit Agreement.

     This note is the Revolving Note referred to in the Credit Agreement dated as of March 30, 1999 as amended by the First Amendment to Credit Agreement dated as of September 30, 1999, by that Second Amendment to Credit Agreement dated as of March 31, 2000, by that Third Amendment to Credit Agreement dated as of June 9, 2000, by that Fourth Amendment dated as of December 31, 2000 and by that Fifth Amendment to Credit Agreement dated as of March 7, 2001 and that Sixth Amendment to Credit Agreement date as of even date (as the same may be hereafter from time to time amended, restated or modified, the "Credit Agreement") between the undersigned and the Lender. This note is secured, it is subject to certain permissive and mandatory prepayments and its maturity is subject to acceleration, in each case upon the terms provided in said Credit Agreement. This note is issued in substitution, extension and replacement of, but not in payment of, a Revolving Note in the original principal amount of $2,000,000 dated as of March 7, 2001 from the Borrower to the Lender.

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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.

                                               By:
                                               Title:

EXHIBIT B TO SIXTH AMENDMENT TO CREDIT AGREEMENT
EXHIBIT 2.3(b) TO CREDIT AGREEMENT

                                    TERM NOTE

$4,523,106.77                                                      July 12, 2001
                                                          Minneapolis, Minnesota

     FOR VALUE RECEIVED, INDUSTRIAL RUBBER PRODUCTS, INC., a corporation organized under the laws of the State of Minnesota, hereby promises to pay to the order of US BANK NATIONAL ASSOCIATION (the "Lender") at its main office in Hibbing, Minnesota, in lawful money of the United States of America in immediately available funds on April 30, 2001, the principal amount of FOUR MILLION FIVE HUNDRED TWENTY-THREE THOUSAND ONE HUNDRED SIX AND 77/100 DOLLARS ($4,523,106.77), and to pay interest (computed on the basis of actual days elapsed and a year of 360 days) in like funds on the unpaid principal amount hereof from time to time outstanding at the rate and times set forth in the Credit Agreement.

     The principal amount of this note shall be due and payable by a payment in the amount of $50,000 on July 15, 2001, a payment in the amount of $50,000 on August 15, 2001, a payment in the amount of $50,000 on September 15, 2001, a payment in the amount of $50,000 on October 15, 2001 and one final payment on October 30, 2001 in the amount of the entire remaining principal balance.

     This Note is the Term Note referred to in the Credit Agreement dated as of March 30, 1999 as amended by that First Amendment to Credit Agreement dated as of September 30, 1999, by that Second Amendment to Credit Agreement dated March 31, 2000, by that Third Amendment to Credit Agreement dated as of June 9, 2000, by that Fourth Amendment to Credit Agreement dated as of December 31, 2000 and by that Fifth Amendment to Credit Agreement dated as of March 7, 2001 and that Sixth Amendment to Credit Agreement dated as of even date (as the same may hereafter be from time to time amended, restated or otherwise modified, the "Credit Agreement") between the undersigned and the Lender. This Note is secured and its maturity is subject to acceleration, in each case upon the terms provided in said Credit Agreement. This note is issued in substitution, extension and replacement of, but not in payment of, a Term Note in the original principal amount of $4,848,106.77 dated as of March 7, 2001 from the Borrower to the Lender.

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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.

                                               By:
                                               Title:

                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share

                                                                Six Months Ended
                                                                      June 30
                                                               ----------------
                                                                      2001
                                                                   ----------
Primary and full diluted:
  Weighted average shares outstanding
    during the period                                                 4,187,205
                                                                     ----------
Net Income                                                              $48,439
                                                                     ----------
Net income/(loss) per share - basic                                       $.01
                                                                     ==========
Net income/(loss) per share - diluted:                                    $.01

     Net income per share is computed based upon the weighted average number of shares outstanding during the period. The Stock Options and Warrants discussed in the Company's Schedule 14A filed April 7, 2000 were not dilutive for the period ending June 30, 2001.

EX-27 FDS

     This schedule contains summary financial information extracted from Industrial Rubber Products, Inc.'s Form 10-QSB for the quarterly period ended June 30, 2000 and is qualified in its entirety by reference to such consolidated statement.

PERIOD-TYPE                                                    3 MONTHS
--------------------------------------------------------------------------------
FISCAL-YEAR-END                                    DECEMBER 31,2001
PERIOD-START                                       APRIL 1,2001
PERIOD-END                                           30-Jun-01
CASH                                                                  288,355
SECURITIES
                                                                            -
RECEIVABLES                                                         3,383,673
ALLOWANCES                                                            420,444
INVENTORY                                                           1,233,818
CURRENT-ASSETS                                                      4,852,086
PP&E                                                                8,973,535
DEPRECIATION                                                        3,006,203
TOTAL-ASSETS                                                       12,909,363
CURRENT-LIABILITIES                                                 6,919,523
BONDS                                                                 809,195
PREFERRED-MANDATORY                                                         -
PREFERRED                                                                   -
COMMON                                                                  4,187
OTHER-SE                                                            5,154,164
TOTAL-LIABILITY-AND-EQUITY                                         12,909,363
SALES                                                               4,114,980
TOTAL-REVENUES                                                      4,114,980
CGS                                                                 3,128,508
TOTAL-COSTS                                                         3,828,882
OTHER-EXPENSES                                                              -
LOSS-PROVISION                                                          9,327
INTEREST-EXPENSE                                                      143,835
INCOME-PRETAX                                                         142,150
INCOME-TAX                                                             56,860
INCOME-CONTINUING                                                      85,290
DISCONTINUED                                                                -
EXTRAORDINARY                                                               -
CHANGES                                                                     -
NET-INCOME                                                             85,290
EPS-BASIC                                                                0.02
EPS-DILUTED                                                              0.02