Form 10QSB
period 2001-09-30
INDUSTRIAL RUBBER PRODUCTS INC
filed 2001-11-14
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2001 or

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

Common Stock, $.001 Par Value - 4,187,205 shares as of October 25, 2001.

Transitional Small Business Disclosure Format (check one)  Yes   No x

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Industrial Rubber Products, Inc.
                            Condensed Balance Sheets
                    September 30, 2001 and December 31, 2000



                                                        Sept 30      December 31
                                                         2001            2000
                                                       Unaudited
                                                      -----------    -----------
Assets

Current Assets
  Cash and Cash Equivalents                           $   543,125    $   388,351
  Trade Receivables, net of allowances                  2,273,230      2,643,729
  Inventories                                           1,172,237      1,725,134
  Prepaid Expenses                                        121,687         85,627
  Deferred Taxes                                          288,714        289,000
                                                      -----------    -----------
  Total Current Assets                                $ 4,398,993    $ 5,131,841
                                                      -----------    -----------
Other Assets
  Cash Value of Life Insurance                         $  218,243     $  214,104
  Goodwill                                              1,081,951      1,081,951
  Accumulated Amortization                               (194,658)      (140,561)
  Prepaid Expenses                                         13,309         13,309
                                                      -----------     ----------
  Total Other Assets                                  $ 1,118,845    $ 1,168,803
                                                      -----------    -----------

Deferred Taxes                                          $ 987,000      $ 987,000

Property, Plant and Equipment
  Land                                                  $ 509,186      $ 509,186
  Buildings                                             1,610,551      1,610,551
  Automotive Equipment                                    527,560        529,560
  Machinery and Equipment                               6,323,374      6,257,871
                                                      -----------     ----------
                                                      $ 8,970,671    $ 8,907,168
  Less Accumulated Depreciation                         3,209,223      2,592,220
                                                      -----------    -----------
  Net Property, Plant and Equipment                   $ 5,761,448    $ 6,314,948
                                                      -----------    -----------
Total Assets                                          $12,266,286    $13,602,592
                                                      ===========    ===========

Liabilities and Stockholder's Equity

Current Liabilities

  Bank Note Payable                                   $ 5,209,996    $ 5,684,996
  Current Maturities of Long-term Debt                     66,241         62,734
  Accounts Payable                                        545,244      1,115,985
  Accrued Expenses                                        507,840        760,182
  Income Taxes Payable                                          0          1,000
                                                      -----------    -----------
  Total Current Liabilities                           $ 6,329,321    $ 7,624,897
                                                      -----------    -----------

Long-term Debt, less current maturities                 $ 792,189      $ 842,854
                                                      -----------    -----------
Stockholder's Equity

  Common Stock, $.001 per value; authorized
    25,000,000 shares; issued 4,187,205 in 2000;
    and 2001.                                             $ 4,187        $ 4,187
  Additional paid-in capital                            5,638,862      5,638,862
  Retained Earnings                                      (532,708)      (533,137)
  Accumulated other comprehensive income                   34,435         24,929
                                                      -----------    -----------
  Total Stockholder's Equity                          $ 5,144,776    $ 5,134,841
                                                      -----------    -----------
Total Liabilities and Stockholder's Equity            $12,266,286    $13,602,592
                                                      ===========    ===========

                        Industrial Rubber Products, Inc.
                         Condensed Statements of Income
                                   (Unaudited)


                                                Three Months Ended            Nine Months Ended
                                                     Sept 30,                      Sept 30,
                                             ------------------------     -------------------------
                                               2001         2000               2001       2000
                                            -------------------------     -------------------------
Net Sales                                   $ 2,904,590   $ 3,839,931     $10,873,206   $13,739,410
Cost of Sales                                 2,345,815     3,213,262       8,580,944    10,741,736
                                            -------------------------     -------------------------
  Gross Profit                              $   558,775   $   626,669     $ 2,292,262   $ 2,997,674

Selling, General and Administrative Expense     505,102       866,524       1,854,169     2,445,202
Irathane Consolidation Expense                        0         4,317               0       369,858
Arizona Closure Expense                               0             0               0       (96,717)
                                            -------------------------     -------------------------
Operating Income/(Loss)                     $    53,673   $  (244,172)    $   438,093   $   279,331
                                            -------------------------     -------------------------
Nonoperating Income/(Expense)
  Interest Income                           $       686   $     1,548     $     5,805   $     4,868
  Interest Expense                             (134,376)     (164,179)       (442,239)      (493,537)
  Gain/(Loss) on sale of assets                                                  (944)       235,576
                                            -------------------------     --------------------------
                                            $  (133,690)  $  (162,631)    $  (437,378)  $   (253,093)
                                            -------------------------     --------------------------

Income/(Loss) Before Tax                    $   (80,017)  $  (406,803)    $       715   $    26,238

Income Tax Expense/(Credit)                     (32,007)     (162,721)           (286)       10,495
                                            -------------------------     --------------------------
Net Income/(Loss)                           $   (48,010)  $  (244,082)    $       429   $    15,743
                                            ===========   ===========     ===========   ===========

Basic and Diluted Earnings/(Loss)
  Per Share (Note 3)                        $     (0.01)  $     (0.06)    $      0.00   $     0.004
                                            ===========   ===========     ===========   ===========

Weighted Average Shares Outstanding           4,187,205     4,187,205       4,187,205     4,179,636



                        Industrial Rubber Products, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                    ------------------------
                                                                      2001          2000
                                                                    ----------   -----------
Cash Flows from Operating Activities
  Net Income/(Loss)                                                 $     429    $    15,743
  Adjustments to reconcile net income/(loss) to net
   cash provided by (used in) operating activities:
     Depreciation                                                     617,809        586,385
     Amortization                                                      54,097         54,097
     (Gain)/Loss on sale of property                                      944       (235,576)
     Deferred Taxes                                                       286         36,593
  Changes in working capital components net of effect from purchase of business:
     (Increase) Decrease in:
       Receivables                                                    370,499       (794,434)
       Inventories                                                    552,897        206,176
       Prepaid Expenses                                               (36,060)        80,247
     Increase (Decrease) in:
       Accounts payable and accrued expenses                         (824,083)    (1,067,816)
                                                                    ---------    -----------
Net cash provided by (used in) operating activities                 $ 736,818    $(1,118,585)
                                                                    ---------    -----------
Cash Flows from Investing Activities
  Purchase of Property and Equipment                                  (65,503)      (438,544)
  (Increase) decrease in cash value of life insurance                  (4,139)       (12,598)
  Proceeds from the sale of property                                      250      1,731,986
  Proceeds from the maturity of marketable debt securities                  0              0
  Purchase of Businesses                                                    0              0
  Other Investing Activities                                                0              0
                                                                    ---------    -----------
Net cash provided by (used in) investing activities                 $ (69,392)   $ 1,280,844
                                                                    ---------    -----------
Cash Flows from Financing Activities
  Net proceeds (repayments) on short-term borrowings                $(475,000)   $  (592,752)
  Principal payments on long-term borrowings                          (47,158)       (41,815)
  Disbursements on loan origination fees                                    0              0
  Disbursements for common stock reacquired                                  0              0
                                                                    ---------    -----------
Net cash provided by (used in) financing activities                 $(522,158)   $  (634,567)
                                                                    ---------    -----------

(Increase) Decrease in Foreign Currency Adjustment (Note 6)         $   9,506    $    (6,629)
                                                                    ---------    -----------

Net increase (decrease) in cash and cash equivalents                $ 154,774    $  (478,937)

Cash and cash equivalents
  Beginning                                                           388,351        563,845
                                                                    ---------    -----------
  Ending                                                            $ 543,125    $    84,908
                                                                    =========    ===========

Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                        $ 459,192    $   491,482
                                                                    =========    ===========
  Cash payments for income taxes                                    $       0    $    64,903
                                                                    =========    ===========


                    Industrial Rubber Products, Inc. Notes to
              Consolidated Financial Statements September 30, 2001
                                   (Unaudited)

     Note 1. Basis of Presentation. The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended September 30, 2001 and September 30, 2000 (b) the results of operations for the nine months ended September 30, 2001 and September 30, 2000(c) the financial position at September 30, 2001 and (d) the cash flows for the nine month periods ended September 30, 2001 and September 30, 2000. Operating results for the three month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet presented as of December 31, 2000 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB filed March 29, 2001.

     Note 2. Related Company Transactions. As of September 30, 2001 the Company had net receivables of $35,427 with Nelson Roofing, Inc. and K Building Components, Inc. ("KBC"), both companies owned solely by the majority stockholder of the Company.

     The Company provides management and administrative services to Nelson Roofing, Inc. and receives a management fee for such services. Management fees invoiced to Nelson Roofing, Inc. amounted to $11,809 in the third quarter of 2001. Management fees for the nine-month period ending September 30, 2001, amounted to $82,663.

     Note 3. Earnings per share. Earnings per share are computed based upon the weighted average number of shares outstanding during the period. The stock options and warrants discussed in the Company's Schedule 14A filed March 29, 2001 were not dilutive for the period ending September 30, 2001.

     Note 4. Total comprehensive income. For the nine-month period ended September 30, 2001, total comprehensive income was $6,133. For the quarter ended September 30, 2001, total comprehensive income was ($72,732). The difference between total comprehensive income and net income was due to foreign currency transaction adjustments net of tax.

     Note 5. Pronouncements Issued Not Yet Adopted. In July 2001 FAS 141, Business Combinations, and FAS 142 Goodwill and Other Intangible Assets were issued. These pronouncements provided that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1,2002. The Company has not yet completed its full assessment of the effects of this new pronouncement on its financial statements and so is uncertain as to the impact. Any business combination transactions in the future would be accounted for under this new guidance. In July 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003. The Company has not yet completed its full assessment of the effects of this new pronouncement on its financial statements and so is uncertain as to the impact. In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending December 2002. The Company has not yet completed its full assessment of the effects of this new pronouncement on its financial statements and so is uncertain as to the impact.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net Sales. Net sales for the quarter ending September 30, 2001, of $2,904,590 compares with $3,839,931 in the same quarter of 2000.

     Net sales for the nine-month period ending September 30, 2001, of $10,873,206 compares with $13,739,410 in the same period in 2000. The decrease in sales for the quarter and the nine-month period was the result of production curtailments and mine closures that occurred during the first three quarters of 2001 in the Minnesota taconite industry and the Southwest U. S. copper industry.

     The Company's order backlog on September 30, 2001, was approximately $1,100,000.

     Cost of Sales. Cost of sales as a percentage of net sales was 80.8% in the third quarter of 2001 compared with 83.7% in the same quarter of 2000. This decrease was the result of improved margins and reduced manufacturing costs. Cost of sales for the first nine months of 2001 were 78.9% of net sales compared with 78.2% for the same period in 2000. The increase was the result of reduced
sales  volumes  and  fixed   manufacturing   costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $866,524 in the third quarter of 2000 to $505,102 in the same quarter of 2001. The decrease was the result of the Company's continuing efforts to adjust overhead to sales volume. For the nine-month period ending September 30, 2001, selling, general and administrative expenses of $1,854,169 compares with $2,445,202 in the same period in 2000.

     Non-operating Income and Expense. The major non-operating expense, interest expense, decreased from $164,179 in the third quarter of 2000 to $134,376 in the same quarter of 2001. The decrease was the result of lower interest rates and reduced debt. For the nine-month period ended September 30, 2001, interest expense was $442,239 and compares with $493,537 in the same period in 2000.

     Net Income/(Loss) Before Tax. Net loss before tax for the quarter ending September 30, 2001, was ($80,017) and compares with net loss before tax of ($406,803) for the same quarter in 2000. The margin improvements and expense reductions in the third quarter of 2001 over the same period of 2000 account for the lower net loss. Net income before tax for the nine-month period ending September 30, 2001, was $715 and compares with $26,238 in the same nine-month period in 2000. The decline was due to the nearly 24% reduction in net sales.

     Income Taxes. During the quarter ended September 30, 2001, the Company recorded an income tax expense of ($32,007). This compares with a tax expense of ($162,721) in the same quarter of 2000. For the nine-month period ended September 30, 2001, the Company recorded an income tax expense of ($286) which compares with a tax expense of $10,495 in the same period of 2000. The Company does not anticipate the payment of income taxes for 2001 income due to operating loss carry forwards from previous years, except for the Irathane Elliott (Canadian) subsidiary.

     Cash Flows. The Company's cash flows from operating activities showed net cash provided of $736,818 for the first nine months of 2001. Working capital component changes accounted for net cash increase of $63,253. Accounts receivable decreased by $370,499 primarily due to lowered sales volumes. Inventories were reduced by $552,897 through a concerted effort by the Company to minimize inventory levels. Accounts payable and accrued expenses decreased by $824,083, due primarily to reduced purchasing activity. These net favorable working capital changes were increased by net income, excluding depreciation, amortization and deferred taxes, of $672,621.

     The Company showed net cash used in investing activities of $69,392 in the first nine months of 2001. The major item was $65,503 for the purchase of property and equipment, which reflects the Company's efforts to minimize capital expenditures, and compares with capital expenditures of $438,544 for the same period in 2000. The Company used $522,158 in financing activities for the first nine months of 2001. Nearly all of this amount, $475,000, was used to reduce short-term bank borrowings, and reflects the continued effort to reduce debt.

     In total, the Company showed a net increase in cash of $154,774 for the first nine months of 2001. This increased the Company's cash balance from $388,351 to $543,125.

     Liquidity and Sources of Capital. During November of 2001 the Company agreed in principle to an extension of its financing agreements with US Bank which expired October 31, 2001. Under the terms of the extension, the Company will make monthly payments of $50,000 to reduce the principal balance of the term loan. The Company's revolving credit loan was unchanged during the nine-month period and remains at $836,000. The Company is continuing to work with US Bank and other financial institutions to convert short-term borrowings into long-term debt. The Company believes that it can fund proposed capital expenditures and operating requirements from operations and bank credit lines.

     Pronouncements Issued Not Yet Adopted. In July 2001 FAS 141, Business Combinations, and FAS 142 Goodwill and Other Intangible Assets were issued. These pronouncements provided that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1,2002. The Company has not yet completed its full assessment of the effects of this new pronouncement on its financial statements and so is uncertain as to the impact. Any business combination transactions in the future would be accounted for under this new guidance. In July 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003. The Company has not yet completed its full assessment of the effects of this new pronouncement on its financial statements and so is uncertain as to the impact. In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending December 2002. The Company has not yet completed its full assessment of the effects of this new pronouncement on its financial statements and so is uncertain as to the impact.

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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)







Date: November 14, 2001                           /s/ James A. Skalski
                                               ---------------------------------
                                                      James A. Skalski
                                                        Controller

                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share

                                                               Nine Months Ended
                                                                 September 30
                                                               ----------------
                                                                     2001
                                                                  ----------
Primary and full diluted:
  Weighted average shares outstanding
    during the period                                                 4,187,205
                                                                     ----------
Net Income                                                              $   429
                                                                     ----------
Net income/(loss) per share - basic                                       $.00
                                                                     ==========
Net income/(loss) per share - diluted:                                    $.00

     Net income per share is computed based upon the weighted average number of shares outstanding during the period. The Stock Options and Warrants discussed in the Company's Schedule 14A filed April 7, 2000 were not dilutive for the period ending September 30, 2001.

EX-27
FDS

     This schedule contains summary financial information extracted from Industrial Rubber Products, Inc.'s Form 10-QSB for the quarterly period ended September 30, 2001 and is qualified in its entirety by reference to such consolidated statement.

PERIOD-TYPE                                                    3 MONTHS
--------------------------------------------------------------------------------
FISCAL-YEAR-END                                    DECEMBER 31,2001
PERIOD-START                                       July 1, 2001
PERIOD-END                                           30-Sept-01
CASH                                                                  543,125
SECURITIES                                                                  0
RECEIVABLES                                                         2,702,508
ALLOWANCES                                                            429,278
INVENTORY                                                           1,172,237
CURRENT-ASSETS                                                      4,398,993
PP&E                                                                8,970,671
DEPRECIATION                                                        3,209,223
TOTAL-ASSETS                                                       12,266,286
CURRENT-LIABILITIES                                                 6,329,321
BONDS                                                                 792,189
PREFERRED-MANDATORY                                                         0
PREFERRED                                                                   0
COMMON                                                                  4,187
OTHER-SE                                                            5,140,589
TOTAL-LIABILITY-AND-EQUITY                                         12,266,287
SALES                                                               2,904,590
TOTAL-REVENUES                                                      2,904,590
CGS                                                                 2,345,815
TOTAL-COSTS                                                         2,850,917
OTHER-EXPENSES                                                              0
LOSS-PROVISION                                                          8,834
INTEREST-EXPENSE                                                      134,376
INCOME-PRETAX                                                         (80,017)
INCOME-TAX                                                            (32,007)
INCOME-CONTINUING                                                     (48,010)
DISCONTINUED                                                                0
EXTRAORDINARY                                                               0
CHANGES                                                                     0
NET-INCOME                                                            (48,010)
EPS-BASIC                                                               (0.01)
EPS-DILUTED                                                             (0.01)