Form 10KSB
period 2001-12-31
INDUSTRIAL RUBBER PRODUCTS INC
filed 2002-04-01
CIK 1056093

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

x Annual Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
  Act of 1934

    For the fiscal year ended December 31, 2001

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    Commission file number: 333-46643


Industrial Rubber Products, Inc.
(Exact name of registrant as specified in its charter)

Minnesota
(State or other jurisdiction of incorporation or organization)

41-1550505
(I.R.S. Employer Identification No.)

3516 East 13th Avenue, Hibbing, MN 55746
(Address of principal executive offices including zip code)

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

Yes x   No _

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

The Company's revenues for its fiscal year ended December 31, 2001: $14,128,815.

     Aggregate Market Value of Stock held by Non-Affiliates of the Company as of February 15, 2002: $936,992 based on a closing average bid and asked price on that date of $.36 per share.

The number of shares of the Company's Common Stock outstanding as of February 15, 2002 is 4,187,205.

Transitional Small Business Disclosure Form: Yes _ No x

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by references in Part III.

PART I
                Special Note Regarding Forward-Looking Statements

     Certain matters discussed in this Annual Report on Form 10KSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which would cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1. Business

(a) General development of business

     Industrial Rubber Products, Inc. (the "Company" or Industrial Rubber") was founded in 1986 to acquire and operate a rubber lining facility then owned by Irathane Systems Incorporated, a wholly owned subsidiary of Illinois Tool Works, Inc.

     The Company was incorporated as a Minnesota corporation on March 5, 1986, as Industrial Rubber Applicators, Inc., and on January 30, 1998, changed its name to Industrial Rubber Products, Inc.

     The Company's corporate offices are located at 3516 East 13th Avenue, Hibbing, MN 55746, and its telephone number is (218) 263-8831.

     The Company began operations in April of 1986. The Company's Business originally consisted of applying and then vulcanizing rubber (for corrosion and abrasion resistance purposes) to wearable parts that were used primarily in the mining industry.

     In 1996 The Company entered into a major contract for approximately $10,000,000, to provide rubber-lining services for a pipelining project near Salt Lake City, Utah. To effectively provide these services the Company leased and opened a manufacturing facility in Clearfield Utah in 1996. During 1997 and 1998 the Company used the facility to provide products and services to copper and gold producing customers in the Western United States and Canada.

     On January 20, 1999 the Company acquired Sonwil Products, Inc. dba TJ Products in West Jordan, Utah. TJ Products provides products and services similar to Industrial Rubber in the Inter-mountain West region of the United States. In addition, it produces cast urethane and rubber molded products for the military, aerospace, paper, utility and mineral processing industries. TJ Products had sales volume of approximately $2.5 million in 2000 and 2001.

     On January 31, 1999, the lease on the Clearfield facility expired and the Company consolidated those operations at the facilities of the newly acquired TJ Products.

     On March 31, 1999, the Company acquired the assets of Irathane Systems Inc., ("Irathane") which was a wholly owned subsidiary of Illinois Tool Works. Irathane had three manufacturing plants located in Colorado Springs, Colorado; Hibbing, Minnesota; and Sudbury, Ontario, Canada. These plants produced primarily cast urethane products for the mineral processing, aggregate and utility industries. The Colorado Springs plant also produced the pre-polymer liquids used to produce the cast products in all three Irathane plants and sold the liquids to licensees in Chile and India. Irathane Systems had historical annual sales of approximately $10 million.

     During the first quarter of 2000 the Company sold the Colorado Springs facility and relocated all of the manufacturing equipment to the Hibbing plant. The proceeds from the sale of approximately $1.6 million were used to reduce the Company's bank term loan.

     In October of 1999, the Company became the distributor for Nordberg Sales Corp. ("Nordberg") to the taconite industry in Minnesota and Michigan. The Company distributed new equipment (crushers), wear materials and spare parts for Nordberg. The Company also distributed new equipment (magnetic separators and filter systems) for Scanmec (a wholly owned division of Nordberg). During 2001, Metso Minerals, Inc., formerly Nordberg , ("Metso Minerals") was merged with Svedela Industries AB and the Company's relationship with Metso Minerals will be terminated completely by the end of June 2002.

     Metso Minerals divested of some of its business units in 2001. The Company is now selling products for two of these former business units and is in the process of obtaining formal distribution agreements with them. Agreements are expected to be in place by mid 2002.

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

Product Lines

     Industrial Rubber has four product lines. Its urethane cast parts line consists of urethane molded products for the mineral processing and aggregate industries. Its pipe and pipe lining products line consists of rubber and urethane lined pipe and pipe parts fabricated primarily for the mineral processing industry. Its proprietary products line consists of engineered replacement parts primarily for mineral processing facilities. Its standard rubber products line consists of products sold along with related services, to the Company's customers in the various industry segments served by the Company.

     Urethane Cast Parts. Industrial Rubber Products produces urethane cast parts at its Irathane facilities and at TJ Products. These parts include screens for the mineral processing and aggregate industries, pump linings and parts for the utility and mineral processing industries, rollers for the paper industry, tie pads for the railroad industry and many other parts for the mineral processing industry including cyclones, classifier shoes, discharge cones and launder liners. Irathane also produces the liquid pre-polymer used to produce the cast parts and distributes the liquid pre-polymer through licensees in Chile and India. The Company also applies urethane coating to pipe and other parts to prevent wear.

     Pipe and Pipe Lining Products. Industrial rubber produces and supplies rubber and urethane lined slurry pipe and components for tailings pipeline systems. Proprietary formulated rubber and urethane compounds are used to protect these pipelines from abrasion and corrosion.

     In 1996, the Company designed and developed new processes and equipment that decreased the cost and improved the overall product quality of overland slurry pipelines. Mechanical couplings, historically used in connecting lined pipe for long distance overland slurry systems, are typically high cost items to the customer. This is particularly true in high pressure, large diameter pipelines. The Company believes that prior to 1996, industry standards and equipment limitations only allowed for the production of 40' long pipe sections. Industrial Rubber has designed its own production equipment, and presently supplies to its customers 60' lined pipe sections, eliminating one third of the required mechanical couplings, and resulting in cost savings to the customers. The Company believes that the development of 60' lined pipe has set the standard for the industry. Between 1982 and 1998 the Industrial Rubber Applicators and the Irathane Systems divisions lined $43,000,000 worth of slurry pipelines for worldwide installations.

     Proprietary and Engineered Products. Industrial Rubber's proprietary and engineered product line includes air bags, lifter bars, shell liners, pressure seals, fuel igniters, auto suspension parts, screens, bridge pads, construction liners, cyclone liners, pump liners, sheet stock, classifier shoes and mill parts, all manufactured with either rubber or urethane raw materials.

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

     In 1999, the world wide mining market began to sink into a recession. The industries that they serve and that serve them also began to realize a reduction in business. Out of the 9 major industries mining, aggregate, power, paper aerospace, transportation, military, agriculture, and construction that the Company manufactures products for, all of them have seen a downturn in production in the last 18 months. This reduced the Company's sales by 24% in 2001.

                                     MINING

     The mining industry, including aggregate related materials is served by the Company's products. The hard rock that hosts important minerals (iron, copper, gold, molybdenum), is generally blasted from the earth and then crushed, and ground (processed), to allow the extraction (beneficiation) of these minerals. The equipment needed to process and beneficiate this rock is subject to constant abrasion, corrosion and erosion. Industrial Rubber has developed, designed, tested and produced rubber and urethane products that protect the mineral processing and beneficiation equipment, extending their serviceable life, and saving its customers money through decreased replacement costs and reduced downtime. The Company's rubber and urethane products also provide further benefits to its customers through noise abatement and dust and dirt reductions.

     Although Industrial Rubber's products protect the mineral processing and beneficiation equipment, the products do become worn and must be replaced. Many of the Company's products are used to replace its own and other manufacturers' protective products that have become worn.

     In 2002, the Company has begun to see recovery in worldwide copper mining and worldwide & domestic gold mining. The market for domestic taconite, nickel, and molybdenum, mining has been significantly hurt by imported foreign steel. It is anticipated that action in the first quarter of 2002 by the United States government in imposing tariffs on certain steel imports will help this industry.

     With 28 steel companies in bankruptcy, this relief will allow consolidation and restructuring of the United States steel industry. When new stronger steel companies emerge they again will need these important raw materials (taconite, nickel, & molybdenum). Over the next three years the Company expects that taconite mined in the United States will recover from the 30 million tons produced in 2001 to over 40 million tons. This market alone will allow the Company to recover 15% of lost 2001 revenues.

     The Company expects 2002 to begin a cycle of recovery in worldwide mining that should continue for at least 5 years.

     In the first quarter of 2002, the Company contracted with a new distributor for the Florida phosphate mining area. This Florida distributor expects to sell $1,000,000 annually as polyurethane is the accepted wear material in this mining region and they are the largest supplier of products to these phosphate mines.

                                    AGGREGATE

     In 2001, for the first time in 7 years aggregate products used in the United States declined. The polyurethane screen market in the United States for aggregate is $35,000,000. With the Company only capturing $1,400,000 of this market, it was recognized that the Company's product needed to be retooled and redesigned. Recognizing that a decline in the market would give the Company time to remake its products, tooling, and change its distribution method, it began these changes in 2001.

     The Company hired a screen designer whose objective in 2001 was to remake and fix tooling and design new nonblinding products for this market. These two objectives were met in the year 2001 and the new products were introduced at the Con-Agg show in Las Vegas on March 17 - 23, 2002. Previously, the distribution of products for the aggregate industry depended on many small distributors that could not be supported by direct sales personnel on a regular basis. In March 2002, a new master distributor has been contracted to distribute all of the Company's aggregate products East of the Mississippi. Two direct sales engineers will be responsible for training and supporting this marketing effort. A new sales engineer with 10 years experience in the aggregate industry was hired to identify and support the Company's Western distribution network. The goal of this marketing and sales effort is to increase the Company's market share of polyurethane screens to $10,000,000 in three years.

                                      POWER

     The polyurethane products supplied by the Company have been in testing in coal-fired power plants with Flue Gas Desulfurization (FGD) circuits for three years. The tests are now complete and these products have proven to be the best value for this process. In February 2002, the Company hired a marketing person to develop an Internet catalogue to bring these products to market. This person will use the FGD market study commissioned by Irathane Systems in 1999 to identify potential customers. The goal for the Company is to add 10 power plants to its customer base in 2002.

                                      PAPER

     The paper industry is a small market for the Company's products. The opportunities for growth in this industry will be to expand the Company's products from a single customer with multiple plants to other paper companies throughout the US and Canada. The Company's Utah division will begin this marketing effort in 2002 by identifying and entering the Company's products in an Internet business-to-business catalogue for paper manufacturers.

                             MILITARY AND AEROSPACE

     This market has been in a recession for the Company's products since 1993. With the US government funding the largest military spending increase in 20 years, the Company expects its specialty precision molded products to increase sales in the 4th quarter of 2002. The Company is already the approved manufacturer for these products and with plant availability of 80% it is expected that the military and aerospace business will grow to $1,500,000 annually from its present $170,000.

                                  CONSTRUCTION

     The construction industry segment that uses the Company's products is concrete. In 2001, the Original Equipment Manufacturer's (OEM's) for batch plants, aggregate mixers, and concrete mixers saw a significant reduction in capital orders. With one of the four major OEMs' using the Company's liner products exclusively in 2002, an increase is expected from 2001 sales. The Company continues to improve the industry standard for these products and unveiled this improvement at the Con-Agg show in Las Vegas in March. At this trade show there were an estimated 150,000 attendees. To prepare for the announcement of the new construction liner products, the Company sent 10 people to the Con-Agg show and printed new literature specific to this industry. The Company will also unveil a new web page with a catalogue and direct ordering information. The construction industry is forecast to grow by 10% a year for the next 10 years and the Company's goal is to increase its market share.

                                 TRANSPORTATION

     Industrial Rubber Products manufactures products for rail, highway, and air travel. With an ever-growing need for infrastructure improvements for these industries the Company expects its market to grow at 10% per year for the next 5 years.

     The Company's rail products are American Railway Engineering and Maintenance of Way Association (AREMA) specified and approved. In 2002, cities like Kansas City, Missouri are requiring a complete rebuild of railroad bridges, which could triple the Company's sales for these rail products from 2001 levels. As other cities and government require 30-year-old bridges to be reworked or replaced the Company will continue to increase its sales.

     The Company serves the trucking and airline industry with custom made products. These products, although specific in nature, are used as springboards for the development of new products. As an example the Company's airbag manufactured for truck air ride systems gave the Company technicians the idea for the P.U.R.L system. P.U.R.L. is an advanced suspension systems for automobiles and light trucks that reduces the weight of a vehicle by 16 pounds and is expected to be introduced in 2005 vehicles. This product has a market potential of $20,000,000 per year, is patented, and its production is under contract by the Company for 10 years from the time it is developed and ready for manufacture.

     As its markets grow and expand the Company will use operating revenues and new capital infusions to continue to grow and expand with them.

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

     The Company estimates that the Minnesota and Michigan taconite industry will produce about 20% less taconite than an average year, or at approximately the same level as 2001. Although the majority of the anticipated reduction will be at mines that are not the Company's largest customers, it seeks to continue to reduce its dependence on the taconite industry.

     Industrial Rubber's marketing strategy is to maximize penetration of new markets, including the auto industry, the aggregate industry, and coal and power generating facilities, with its present products. The Company is acting to expand its product lines and new products will be cross-sold to existing and new customers.

     The marketing plan includes prospective customer identification, customer needs analysis, and increased and strategic placement of the sales force, to facilitate geographic market and product expansion. The Company intends to develop business partnerships with existing customers. The marketing plan is being implemented in the U.S., Canadian, Mexican, and Chilean markets and, when appropriate, will be implemented elsewhere. At the present time, Chile, Peru, Brazil, Argentina, Mexico, and Australia are major mineral processing countries, as are certain Southeast Asian countries.

     Industrial Rubber utilizes general and product specific brochures and sales literature. Video is used as an additional marketing resource. Advertising and articles in industry trade magazines, journals, newsletters and papers have been increased. Trade show attendance and participation has increased to become a larger part of the marketing effort.

     The Company has identified other protective material products, including steel and iron products that are not presently produced by Industrial Rubber but are used by its customers. Through its distribution agreements with a number of companies, the Company seeks to be able to supply cast iron and steel products to its customers and is seeking strategic relationships with the manufacturers of related products.

     The goal is to allow the Company to supply its customers with a full line of protective products eliminating the disadvantage to the customers and acquiring components from multiple suppliers. Customers should further benefit by having a single source for the design and testing of protective product improvements.

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

Raw Materials and Supplies

     The Company obtains rubber used to manufacture its rubber products from numerous rubber suppliers using Industrial Rubber Products proprietary compounds. The Company produces its own pre-polymer liquids for cast urethane production through a supply of raw material from large nationally recognized chemical companies. The Company obtains numerous metal fabrications from metal fabricators in Minnesota, Colorado, other states and Canada. The Company anticipates that it will continue to obtain this material from these suppliers, but other sources are available for all such materials.

Dependence on Major Customers

     The Company had no major customers (10% of sales) in the year 2001. This is part of the Company's strategy of diversifying both its products and markets served. A major project could change this in the future but the Company's continued plan is for further diversification away from mining and its cyclical nature.

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

     Since many of the Company's developments are extensions of existing knowledge, and given the cost of obtaining patent protection, no assurance can be given that patents for either the products or processes being developed will be issued, that the scope of any patent protection, will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership to the patents and other proprietary rights held by the Company. Further, there can be no assurance competitors have not developed or will not develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around such patents. In addition, whether or not patents are issued, others may hold or receive patents, which contain claims having a scope that covers products developed by the Company.

     Industrial Rubber's proprietary rubber formula is not patentable. While the Company obtains confidentiality agreements from its suppliers and its key employees, competitors could independently develop the formula. Further, litigation to protect either patents or trade secrets, to enforce patents issued to the Company, to protect trade secrets or know how owned by the Company, and to defend the Company against claimed infringement may be necessary.

     The Minnesota production employees at the Industrial Rubber Products plant are covered by a collective bargaining agreement with the United SteelWorkers of America, Local #6860-1, which terminates on April 15, 2004. The Minnesota production employees at the Irathane plant are covered by a collective bargaining agreement with Midwestern Industrial Council, which terminates on June 30, 2002. The Sudbury, Ontario production employees at the Irathane plant are covered by a collective bargaining agreement with the International Brotherhood of Painters and Allied Trades, Local 1904, which terminates on May 31, 2004. There is no union affiliation at the TJ Products facility.

Research and Development

     The Company has not incurred significant research and development costs, although it has incurred certain of such costs on a job-by-job basis, which are expensed as incurred. During 2002, the Company moved its research facility from Colorado Springs to Hibbing, Minnesota. The move was made to further consolidate both costs and operational efficiency within the Company. This new facility performs research and development functions for all Industrial Rubber Products divisions.

Governmental Regulation

     While Industrial Rubber's products are not subject to, and do not require any governmental approvals before sale, the Company is subject to a wide variety of governmental regulations. As a manufacturing company, Industrial Rubber is subject to safety regulations established by the United States Department of labor and the Minnesota Department of Labor and industry under the Occupational Safety and Health Act ("OSHA"). Because its products are sold to the mining industry, workplace safety at the Company is also subject to regulation by the Mine Safety and Health Administration. The Company's operations are continually being monitored and inspected. During 2001, the Company received OSHA reports addressing a number of deficiencies against the Company totaling approximately $1,100. In 2001 all deficiencies were addressed, none of which had a material effect on the Company's operations. The Company participates with OSHA in a program to limit or correct deficiencies before fines are assessed.

Environmental Regulation

     The Company uses hazardous solvents in its production processes and disposes of waste products such as used solvents. These and other activities of the Company are subject to various federal, state and local laws and regulations governing the generation, handling, storage, transportation, treatment and disposal of hazardous wastes. Under such laws, and owner or lessee of real estate may be liable for, among other things, (i) the costs of removal or remediation of certain hazardous or toxic substances located on, in or emanating from, such property, as well as related costs of investigation and property damage and substantial penalties for violations of such laws, and (ii) environmental contamination at facilities where its waste is or has been disposed. Such laws often impose such liability without regard to whether the owner or lessee knows of, or was responsible for, the presence of such hazardous or toxic substances.

     While the Company's operations, to its best knowledge, are in full compliance with all existing laws and regulations, environmental legislation and regulations have changed rapidly in recent years and the Company cannot predict what, if any, impact future changes in such legislation may have on the Company's business. Further, environmental legislation has been enacted, and may in the future be enacted, that creates liability for past actions that were lawful at the time taken. As in the case with manufacturing companies in general, if damage to persons or the environment has been caused, or is in the future caused, by the Company' facilities, the Company may be fined or held liable for the cost of remediating such damage.

     Imposition of such fines or the incurrence of such liability could have a material adverse effect on the Company's business, financial condition and results of operations. Further, changes in environmental regulations in the future may require the Company to make significant capital expenditures to change methods of disposal of hazardous solvents or otherwise alter aspects of its operations.

Employees

     As of March 14, 2002, Industrial Rubber had 99 employees, 94 of whom were full-time; 61 were production workers (49 union); the other 33 full time and 5 part time were in sales, engineering, accounting, administrative and clerical, and production supervision.

     The Company believes that its relations with its employees are excellent, demonstrated by a low turnover rate. The Company believes that the representation of employees by unions acts to remove a potential barrier to the sale of certain of the Company's products to the taconite mining plants by responding to union contract language that limits outsourcing of work.

ITEM 2. Properties

     The Company currently has four manufacturing facilities. Two of these are owned and two are leased. Two are in Hibbing, Minnesota (Industrial Rubber and Irathane); and one each is in West Jordan, Utah and Sudbury, Ontario. On March 31, 2000, the Company sold the Colorado Springs plant and moved the equipment to the Hibbing plant.

     The Hibbing, Minnesota (Industrial Rubber) facility is a 30,000 square foot manufacturing facility and office facility that the Company owns, subject to a mortgage with a balance of $266,665 as of December 31, 2001. This facility is used to produce proprietary rubber and rubber lined products that are used in the taconite industry and also shipped throughout North America for use in copper, gold, molybdenum and other mineral processing operations.

     The Hibbing, Minnesota (Irathane) facility is a 42,000 square foot manufacturing and office facility that the Company leases. This facility is used to produce urethane cast products used in the taconite industry in Minnesota, other mineral processing operations throughout the world, and screens for the aggregate industry. All manufacturing equipment previously located in the Colorado plant was moved to the Hibbing facility during the first and second quarters of 2000. This facility also houses sales and technical support staffs. This facility also houses the Company's corporate headquarters.

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

     The Company also owns a 16,000 square feet facility in Hibbing, Minnesota, that is currently being used for storage

     The Company believes that all facilities are in satisfactory conditions given their age and use, and expects only normal maintenance in the near future.

ITEM 3. Legal Proceedings

     The Company is not involved in any legal proceedings and there are no known pending or threatened legal proceedings at this time.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters have been submitted to a vote of the security holders of the Company since the date of its previous annual meeting, May 22, 2001, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock trades on the OTC BB Market under the symbol INRB. The following table sets forth the high and low bid quotation for the quarters shown. The prices quoted represent prices between trades in the stock without adjustments for markups, markdowns or commissions and do not necessarily reflect actual transactions. The Company's initial public offering date was April 24, 1998.

                  2001     Quarter           High              Low
                  ------------------------------------------------
                             1st             1.06             .38
                             2nd             1.23             .43
                             3rd              .90             .20
                             4th              .55             .20

                  2000     Quarter           High              Low
                  ------------------------------------------------
                             1st            3 15/16          17/32
                             2nd            2 1/2             1/2
                             3rd            2                 9/16
                             4th            2                 3/32


     The   approximate   number  of   shareholders   of  record  and  beneficial
shareholders of the Company's $.001 par value common stock as of December 31, 2000 and December 31, 2001, was 1,000.

     The Company has not paid any dividends on its Common Stock, and intends to follow a policy of retaining all of its earning to finance its business and any future acquisitions. The terms of the Company's covenants with its bank further limits its ability to pay dividends.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

     This commentary should be read in conjunction with the Financial Statements and Notes, presented immediately following the signature page of this 10-KSB Report, for a full understanding of Industrial Rubber's financial position and results of operations.

Fiscal 2001 Compared With 2000

     Net sales in the year ended December 31, 2001, of $14,128,875 decreased 23.6%, or $4,363,672 when compared with 2000 sales of $18,492,547. The decrease is attributable to the general decline in business activity and production in the industries served by the Company.

     The Company's order backlog on December 31, 2001, was approximately $1,500,000.

     Cost of sales as a percentage of net sales was 76.4% in 2001 compared with 77.2% in 2000. This decrease was the result of the Company's ability to reduce variable manufacturing expenses at nearly all subsidiaries.

     Selling, general and administrative expenses decreased from $3,610,906 in 2000 to $2,654,616 in 2001. The decrease is the result of cost consolidation efforts. These consolidations and cost reductions came from all of the Company's operating units in 2001. The Company believes that it has strategically reorganized it operations to reduce these expenses and will be well positioned to capitalize on the return of many of its historical markets. As a percentage of sales, selling, general and administrative expenses decreased from 19.5% in 2000 to 18.8% in 2001.

     Net non-operating expenses for 2001 of $546,251 compared with $475,747 in 2000. Included in the 2001 expenses were $546,499 of interest expense, all except $67,423 of which was on bank debt. The $67,423 represents interest on the capital lease of the Hibbing Irathane facility. During 2000, the Company signed a seven-year extension to the original three-year lease. This extension was signed after the Company moved the Colorado equipment to the Hibbing facility and invested nearly $400,000 in leasehold improvements. Interest expense decreased in 2001 compared with 2000 primarily because of two factors. First, the Company's aggressive plan of reducing bank debt by $1,000,000 was accomplished. Second, the majority of the Company's loans are variable rate loans and there were significant interest rate reductions in the market in 2001. Excluding the $248,207 gain from the sale of assets in 2000, the net non-operating expenses improved by $177,703.

     The Company recorded an income tax provision of $89,740 in 2001. This compares with a provision of $52,731 in 2000. Additional information is provided in Note 8, Income Tax Matters, of the Financial Statements, presented in Item 13 of this 10-KSB Report.

     The 2001 net income of $38,656, or $.01 per basic and diluted share, compared to the 2000 net income of $84,465, or $.02 per basic and diluted share. This reduction of income was based on sales and expenses previously discussed.

Fiscal 2000 Compared With 1999

     Net sales in the year ended December 31, 2000, of $18,492,547 increased 42.4%, or $5,507,246 when compared with 1999 sales of $12,985,301. The increase is attributable to the 1999 acquisitions of Irathane Systems on March 31st, which accounted for approximately $2.5 million of the increase. The Nordberg distributorship, which started in October of 1999, accounted for about $2.7 million of the increase. Sales levels of the other subsidiaries reflected no major changes.

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

     In 1999 the Company recorded a $505,991 provision for restructuring costs associated with the closing of the Arizona and the Colorado facilities. In 2000, $93,705 of the provision was reversed, as the Company was able to sublease the Arizona facility and experienced lower than anticipated costs to dismantle and relocate the Arizona equipment.

     Net non-operating expenses for 2000 of $475,747 compared with $429,988 in 1999. Included in the 2000 expenses were $730,517 of interest expense, all except $71,743 of which was on bank debt. The $71,743 represents interest on the capital lease of the Hibbing Irathane facility. During 2000, the Company signed a seven-year extension to the original three-year lease. This extension was signed after the Company moved the Colorado equipment to the Hibbing facility and invested nearly $400,000 in leasehold improvements. Interest expense increased in 2000 compared with 1999 primarily because the bank debt began on March 31, 1999. Partially offsetting the increased interest expense was a $248,207 gain from the sale of assets. Most of this, $202,000, resulted from the sale of the Colorado real estate.

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


Liquidity and Capital Resources

     The Company's cash flows provided by operating activities were $1,095,805 for 2001, which is a significant improvement over the $518,460 used by operating activities in 2000. There were several significant differences between the two periods. The Company's concentrated efforts in collecting receivables and reducing inventories in 2001 accounts for some of these significant improvements. In 2001, non-cash adjustments provided $882,254, while favorable working capital changes provided $139,895.

     Cash flows used by investing activities were $86,400 in 2001, compared with $1,201,245 provided by investing activities in 2000. The major difference was the $1,764,186 from the sale of assets (primarily the Colorado real estate) in 2000.

     The Company's cash flows used for financing activities were $1,048,202 in 2001 compared with $875,422 used by financing activities in 2000. The dollar figures for 2000 and 2001 represent payments of bank debt. These reductions of debt had been a primary goal of the Company and the Company has exceeded any payback required by its lenders.

     In total, the Company had a decrease in cash of $63,744, resulting in a cash balance of $324,607 as of December 31, 2001. This compares with a decrease of $175,494 in 2000.

                           Industrial Rubber Products
                        Table for Management's Discussion
                      and Analysis Contractual Obligations
                                    31-Dec-01

                                            2002         2003         2004          2005         2006   Thereafter          Total
                                    ----------------------------------------------------------------------------------------------
Contractual Obligations

Long-Term Debt
Bank                                      18,912      133,000                                                             151,912
Bank                                      13,728      122,000                                                             135,728
Other                                      9,500                                                                            9,500



Capital Lease Obligation                 109,080      109,080      109,080       109,080      109,080      327,240        872,640

Operating Leases                         182,577       24,532        7,393                                                214,502
                                    ----------------------------------------------------------------------------------------------


Total Contractual Obligations            333,797      388,612      116,473       109,080      109,080      327,240      1,384,282
                                    ==============================================================================================

Other commercial commitments are as follows:

                                                        2002
                                                    ------------
Revolving Line of Credit                            $    476,889
Bank Term Loan                                         4,223,107
                                                    ------------
                                                    $  4,699,996
                                                    ============


     The Company has recently signed an eighth amendment to the US Bank revolving line of credit and term loan, which now extends until April 30, 2002. The agreement provides for a $50,000 monthly principal payment. The Company continues to pursue financing alternatives other than US Bank, which informed the Company in November of 2000 of their desire to exit the relationship. The major issue encountered in obtaining new financing has been the currently available collateral rates on the Company's manufacturing equipment. On December 19, 2000, the State of Minnesota's Commissioner of Iron Range Resources and Rehabilitation approved a one million-dollar loan, contingent on the completion of a new financing package. On July 31, 2001 the SBA approved a one million-dollar financing package for the Company. The Company also has a term sheet from Wells Fargo Business Credit for the Company's revolving line needs. The last piece of the financing package currently has pre-approval from USDA in the amount of $1.6 million dollars. The Company is awaiting final approval for this loan. The Company is confident that with this loan and the successful completion of other financing initiatives currently being pursued, a new financing package will be completed during 2002.

     The Company also believes that it can fund proposed capital expenditures and operational requirements from operations, currently available cash and renewed lines of credit. Proposed capital expenditures for the year ending December 31, 2002 are estimated at $50,000 and compare with $71,869 in 2001 and $529,361 in 2000

Critical Accounting Policies

     The Company's significant accounting policies are summarized in the footnotes to its financial statements. Some of the most critical policies are also discussed below.

     Goodwill: The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of the cash flows. The net goodwill as of December 31, 2001 was $869,260.

     In 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, the Company will cease to amortize its remaining goodwill. The Company had recorded approximately $72,000 of amortization on these amounts during 2001 and estimates that it would have recorded the same amount during 2002. During 2002, the Company will be required to perform an initial impairment review of its goodwill and an annual impairment review thereafter. The Company expects to complete its initial review during the first half of 2002.

     Income taxes: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of change in tax laws and rates on the date of enactment.

     Significant management judgment is required in determining the Company's provision for income taxes and its deferred tax assets. The Company has estimated that its deferred tax assets will be recovered from future taxable income. The deferred tax asset as of December 31, 2001 was $1,241,000.

Related  Party  Transactions

     The Company had a receivable of $35,427 as of December 31, 2000 from Nelson Roofing, Inc., a company owned by its president and largest stockholder. Under the terms of an agreement with Nelson Roofing, Inc., the Company provides management and administrative services based upon actual employee cost plus overhead and receives a management fee for such services. Management fees received from Nelson Roofing, Inc. amounted to approximately $117,000 in 2000 and $83,000 in 2001. The Company paid $174,784 in 2000 and $7,158 in 2001 to
Nelson Roofing, Inc. for construction services.

     During part of 2000, the Company rented a house in Utah on a month-to-month basis from its largest stockholder. Total rent paid to the largest stockholder amounted to $22,560.

     The Company rented warehouse space on a month-to-month basis from a company owned by its largest stockholder for $6,000 annually in 2000 and 2001.

     The Company rents a portion of an office and production facility from its largest stockholder under the terms of a ten-year capital lease expiring on December 31, 2009. The lease provides that the Company pay all property taxes, insurance, and maintenance plus a monthly rental of $9,090. The Company has a purchase option at any time of $650,000 to December 31, 2002 at which time the purchase price changes by an inflation adjustment. Rent also changes by the inflation adjustment on January 1, 2003.

     On January 30, 2000 the Company entered into a two-year employment agreement with its president, who is also its largest stockholder, in which the president will receive a base salary of $175,000 in addition to quarterly bonuses, as defined in the agreement, and annual bonuses based upon the performance of the Company, as determined by the Board of Directors. The agreement contains certain noncompetition provisions.

     The Company accrued unpaid salary and other expenses to the majority stockholder of $21,000 and $90,242 as of December 31, 2000 and 2001, respectively. The Company had advances to its president and largest stockholder of $28,000 and $112,000 as of December 31, 2000 and 2001, respectively.

     The Company acquired 10 percent of the stock of Acotec S.A. (Acotec) during 2001. The remaining 90 percent of Acotec is owned by one of the members of Industrial Rubber Products' Board of Directors. Sales to Acotec amounted to $419,994 in 2001. Accounts receivable from Acotec were $236,805 at December 31, 2001.

Item 7.  Financial Statements

     The Company's financial statements are filed as a part of this report on Form 10-KSB immediately following the signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company has not, during the past two years and through the date of this report, had a change in its independent certified public accountants or had a disagreement with such accountants as any matter of accounting principles, practices or financial statement disclosure.

Part III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

The response to this item incorporates by reference the information under the caption "Election of Directors" of Industrial Rubber's Proxy Statement for the annual meeting of the stockholders held in 2002.



Item 10. Executive Compensation

The response to this item incorporates by reference the information under the caption "Executive Compensation" of Industrial Rubber's Proxy Statement for the annual meeting of the stockholders held in 2002.



Item 11. Security Ownership of Certain Beneficial Owners and Management

The response to this item incorporates by reference the information under the caption "Voting Securities and Principal Holders" of Industrial Rubber's Proxy Statement for the annual meeting of the stockholders held in 2002.



Item 12. Certain Relationships and Related Transactions

The response to this item incorporates by reference the information under the caption "Certain Transactions" of Industrial Rubber's Proxy Statement for the annual meeting of the stockholders held in 2002.



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

10(2) Management Contract between the Company and Nelson Roofing, Inc., dated January 30, 1999 (Filed as Exhibit 10.2 to Form SB-2 dated February 20, 1998 File No. 333-46643)which contract has been extended to December 31, 2002.

10(3) Labor Agreement between the Company and United Steelworkers of America dated June 26, 2000.

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

10(10) Second Amendment to Credit Agreement between Company and US Bank dated March 31, 2000. (Filed as Exhibit 10(10) to Form 10-KSB dated March 12, 2001, File No. 000-24039).

10(11) Third Amendment to Credit Agreement between Company and US Bank dated June 9, 2000. (Filed as Exhibit 10(11) to Form 10-KSB dated March 12, 2001, File No. 000-24039).

10(12) Fourth Amendment to Credit Agreement between Company and US Bank dated December 31, 2000. (Filed as Exhibit 10(12) to Form 10-KSB dated March 12, 2001, File No. 000-24039).

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

10(16) Lease Agreement between Daniel O. Burkes and Irathane Systems, Inc. dated June 30, 2000. (Filed as Exhibit 10(3) to Form 10-KSB dated March 12, 2001, File No. 000-24039).

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

10(21) Fifth Amendment to Credit Agreement between Company and US Bank dated March 7,2001. (Filed as Exhibht 10(13) to Form 10-QSB dated May 4, 2001 File No. 000-24039).

10(22) Sixth Amendment to Credit Agreement between Company and US Bank dated July 12, 2001. (Filed as Exhibit 10(13) to Form 10-QSB dated July 27, 2001, File No. 000-24039).

10(23)* Seventh Amendment to Credit Agreement between Company and US Bank dated November 20, 2001


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

Industrial Rubber Products-Canada, Inc., an Ontario Canada corporation which does business as "Irathane/Elliott Systems".

Industrial Rubber Products, Arizona, Inc., an Arizona Corporation.

Industrial Rubber Applicators, Inc., a Minnesota Corporation.

Industrial Rubber Products-Montana, Inc., a Montana Corporation.
Currently inactive.

27. Financial Data Schedule

PERIOD-TYPE                             Year
FISCAL-YEAR-END                          DEC-31-2001
PERIOD-START                             JAN-01-2001
PERIOD-END                               DEC-31-2001
CASH                                         324,607
SECURITIES                                         0
RECEIVABLES                                2,723,743
ALLOWANCES                                   380,500
INVENTORY                                  1,166,081
CURRENT-ASSETS                             4,382,363
PP&E                                       8,953,038
DEPRECIATION                               3,413,095
TOTAL-ASSETS                              12,145,260
CURRENT-LIABILITIES                        6,221,412
BONDS                                        775,298
PREFERRED-MANDATORY                                0
PREFERRED                                          0
COMMON                                         4,187
OTHER-SE                                   5,144,363
TOTAL-LIABILITY-AND-EQUITY                12,145,260
SALES                                     14,128,875
TOTAL-REVENUES                            14,128,875
CGS                                       10,799,612
TOTAL-COSTS                               13,454,228
OTHER-EXPENSES                                     0
LOSS-PROVISION                               (21,500)
INTEREST-EXPENSE                             546,499
INCOME-PRETAX                                128,396
INCOME-TAX                                    89,740
INCOME-CONTINUING                             38,656
DISCONTINUED                                       0
EXTRAORDINARY                                      0
CHANGES                                            0
NET-INCOME                                    38,656
EPS-BASIC                                        .01
EPS-DILUTED                                      .01

(b)  Reports on Form 8K
     None




SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, this registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Industrial Rubber Products, Inc.

Dated: April 1, 2002         /s/ James A. Skalski
                              Comptroller

Pursuant to the requirement of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SIGNATURE                          TITLE                          DATE
                                   President
/s/ Daniel O. Burkes               Chief Executive Officer
Daniel O. Burkes                   and Director                   April 1, 2002

                                   Vice President
/s/ Christopher M. Liesmaki        Chief Operating Officer
Christopher M. Liesmaki            and Director                   April 1, 2002

/s/ Paul A. Friesen
Paul A. Friesen                    Director                       April 1, 2002


/s/ James D. Mackay
James D. Mackay                    Director                       April 1, 2002

/s/ John R. Ryan, Jr.
John R. Ryan, Jr.                  Director                       April 1, 2002

/s/ Gabriel Berczely
Gabriel Berczely                   Director                       April 1, 2002

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Industrial Rubber Products, Inc.
Hibbing, Minnesota


     We have audited the accompanying consolidated balance sheets of Industrial Rubber Products, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Rubber Products, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Duluth, Minnesota
February 14, 2002

INDUSTRIAL RUBBER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 2001

ASSETS (Note 4)                                                                   2000                 2001
--------------------------------------------------------------------------------------------------------------------
Current Assets
Cash and cash equivalents                                                       $  388,351            $ 324,607
Trade receivables, less allowance for doubtful
accounts 2000 $402,000; 2001 $380,500                                            2,643,729            2,343,243
Inventories (Note 3)                                                             1,725,134            1,166,081
Prepaid expenses                                                                    85,627              287,432
Deferred taxes (Note 8)                                                            289,000              261,000
                                                                                -------------------------------
Total current assets                                                             5,131,841            4,382,363
                                                                                -------------------------------

Other Assets
Cash value of life insurance                                                       214,104              238,720
Investment in common stock of Acotec S.A.                                                0              120,000
Goodwill, at cost, less accumulated amortization
2000 $140,561; 2001 $212,691                                                       941,390              869,260
Prepaid pension costs (Note 9)                                                      13,309               14,974
                                                                                -------------------------------
                                                                                 1,168,803            1,242,954
                                                                                --------------------------------

Deferred Taxes (Note 8)                                                            987,000              980,000
                                                                                --------------------------------

Property and Equipment (Note 5)
Land                                                                               509,186              511,576
Buildings and leasehold improvements                                             1,610,551            1,610,551
Automotive equipment                                                               529,560              527,560
Machinery and equipment                                                          6,257,871            6,303,351
                                                                                --------------------------------
                                                                                 8,907,168            8,953,038
Less accumulated depreciation                                                    2,592,220            3,413,095
                                                                                --------------------------------
                                                                                 6,314,948            5,539,943
                                                                                --------------------------------
                                                                                $13,602,592          $12,145,260
                                                                                ================================

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                              2000                 2001
--------------------------------------------------------------------------------------------------------------------
Current Liabilities
Bank notes payable (Note 4)                                                    $ 5,684,996          $ 4,699,996
Current maturities of long-term debt (Note 5)                                       62,734               67,088
Accounts payable                                                                 1,115,985              794,369
Accrued expenses                                                                   760,182              608,663
Income taxes payable                                                                 1,000               51,296
                                                                                -------------------------------
Total current liabilities                                                        7,624,897            6,221,412
                                                                                -------------------------------

Long-Term Debt, less current maturities (Note 5)                                   842,854              775,298
                                                                                -------------------------------

Commitments and Contingencies (Notes 4, 11, and 12)


Stockholders' Equity (Note 6)
Common stock, $.001 par value; authorized 25,000,000
 shares; issued 4,187,205 shares                                                     4,187                4,187
Additional paid-in capital                                                       5,638,862            5,638,862
Accumulated deficit                                                               (533,137)            (494,481)
Accumulated other comprehensive income (loss)                                       24,929                  (18)
                                                                                --------------------------------
                                                                                 5,134,841            5,148,550
                                                                                --------------------------------
                                                                              $ 13,602,592         $ 12,145,260
                                                                              =================================

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2000 and 2001

                                                                                  2000                 2001
-------------------------------------------------------------------------------------------------------------------

Net Sales (Note 3)                                                            $ 18,492,547         $ 14,128,875

Cost of Sales                                                                   14,268,698           10,799,612
                                                                                -------------------------------
Gross profit                                                                     4,223,849            3,329,263

Operating Expenses                                                               3,610,906            2,654,616
                                                                                -------------------------------
Operating income                                                                   612,943              674,647
                                                                                -------------------------------

Nonoperating Income (Expense)
Interest and other income                                                            6,563                6,442
Interest expense                                                                  (730,517)            (546,499)
Gain (loss) on sale of equipment                                                   248,207               (6,194)
                                                                                --------------------------------
                                                                                  (475,747)            (546,251)
                                                                                --------------------------------

Income before income taxes                                                         137,196              128,396

Federal and State Income Taxes (Note 8)                                             52,731               89,740
                                                                                -------------------------------
Net income                                                                        $ 84,465             $ 38,656
                                                                                ===============================

Net income per share
Basic                                                                               $ 0.02               $ 0.01
                                                                                ===============================
Diluted                                                                             $ 0.02               $ 0.01
                                                                                ===============================

Weighted average number of shares and share equivalents:
Basic                                                                            4,181,539            4,187,205
                                                                                ===============================

Diluted                                                                          4,478,790            4,468,555
                                                                                ===============================

See Notes to Consolidated Financial Statements.

INDUSTRIAL RUBBER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2000 and 2001


                                                                             Accumulated
                                                    Additional                   Other         Total        Total
                               Common Stock          Paid-in    Accumulated Comprehensive  Stockholders'Comprehensive
                              Shares      Amount      Capital      Deficit   Income (Loss)     Equity       Income
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999    4,144,000    $ 4,144   $ 5,605,832   $(617,602)    $ 7,786    $5,000,160

Issuance of common
  stock                          43,205         43       33,030            0           0        33,073
Foreign currency
  translation adjustment              0          0            0            0      17,143        17,143      $ 17,143
Net income                            0          0            0       84,465           0        84,465        84,465
----------------------------------------------------------------------------------------------------------------------
Total comprehensive
 income                                                                                                     $101,608
                                                                                                           =========

Balance, December 31, 2000    4,187,205      4,187    5,638,862     (533,137)     24,929     5,134,841

Foreign currency
 translation adjustment               0          0            0            0     (24,947)      (24,947)     $(24,947)
Net income                            0          0            0       38,656           0        38,656        38,656
--------------------------------------------------------------------------------------------------------------------
Total comprehensive
 income                                                                                                     $ 13,709
                                                                                                            ========

Balance, December 31, 2001    4,187,205    $ 4,187   $5,638,862    $(494,481)      $ (18)   $5,148,550
                           ==============================================================================

See Notes to Consolidated Financial Statements.

INDUSTRIAL RUBBER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000 and 2001

                                                                                  2000                 2001
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income                                                                    $ 84,465             $ 38,656
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                                                  823,987              828,930
   Amortization                                                                   72,130               72,130
   Provision for (recovery of) bad debts                                          39,116              (25,000)
   (Gain) loss on sale of equipment                                             (248,207)               6,194
   Deferred taxes                                                                 40,000               35,000
   Changes in working capital components
    (Increase) decrease in trade receivables                                    (523,263)             205,486
    (Increase) decrease in inventories                                           (96,675)             559,053
    (Increase) decrease in prepaid expenses                                       27,801             (201,805)
    Decrease in accounts payable and accrued expenses                           (647,814)            (473,135)
    Increase (decrease) in income taxes payable                                  (90,000)              50,296
                                                                               -------------------------------
     Net cash provided by (used in) operating activities                        (518,460)           1,095,805
                                                                               -------------------------------
Cash Flows from Investing Activities
  Purchase of property and equipment                                            (529,361)             (71,869)
  Proceeds from sale of equipment                                              1,764,186               11,750
  Increase in cash value of life insurance and prepaid pension                   (33,580)             (26,281)
                                                                               -------------------------------
     Net cash provided by (used in) investing activities                       1,201,245              (86,400)
                                                                               -------------------------------
Cash Flows from Financing Activities
  Net payments on short-term borrowings                                         (815,004)            (985,000)
  Principal payments on long-term borrowings                                     (60,418)             (63,202)
                                                                               -------------------------------
     Net cash used in financing activities                                      (875,422)          (1,048,202)
                                                                               -------------------------------
Effect of Foreign Currency Exchange Rate Changes
  on Cash and Cash Equivalents                                                    17,143              (24,947)
                                                                               -------------------------------
     Net decrease in cash and cash equivalents                                  (175,494)             (63,744)

Cash and Cash Equivalents
  Beginning                                                                      563,845              388,351
                                                                               -------------------------------
  Ending                                                                       $ 388,351            $ 324,607
                                                                               ===============================

                               (Continued)

INDUSTRIAL RUBBER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000 and 2001

                                                                                  2000                 2001
---------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest                                                                        $ 727,077            $ 582,395
                                                                                ===============================

Income taxes                                                                    $  99,903            $   3,050
                                                                                ===============================

Supplemental Schedule of Noncash Investing
and Financing Activities
Capital lease obligation incurred for use of property                           $ 650,000             $      0
                                                                                ===============================

Accrued bonus paid with common stock                                            $  33,073             $      0
                                                                                ===============================

Accounts receivable exchanged for investment
in common stock of Acotec S.A.                                                  $       0            $ 120,000
                                                                                ===============================

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

     Investment in common stock: The Company is accounting for its 10 percent investment in Acotec S.A., a Chilean company, at cost.

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


                                                                     Years
--------------------------------------------------------------------------------
Buildings including building under capital lease                     10 - 39
Leasehold improvements                                            Term of lease
Automotive equipment                                                  3 - 5
Machinery and equipment                                               5 - 10



     Buildings  under  capital  lease  had a cost of  $650,000  and  accumulated
depreciation   of  $65,000  and   $130,000  at  December   31,  2000  and  2001,
respectively.

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Long-lived assets to be disposed of are reported at the lower of carrying amount of or fair value less cost to sell.

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

     Advertising costs: The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 2000 and 2001, advertising expense totaled $81,630 and $28,161, respectively.

     Revenue recognition: The Company recognizes revenue upon shipment of product (FOB shipping point). Returns and allowances are recorded in the period the need for such is identified.

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

     Use of estimates in the preparation of financial statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Earnings per common share: Earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during each period presented. Common shares issuable upon exercise of the employee stock options (see Note 7) and common shares issuable upon exercise of warrants issued to the underwriters (see Note 6) have been included in the diluted earnings per share calculation.

Note 2.  Revenue by Products and Services

     The Company's revenue is attributed to a single reportable segment and results from the sale of products or services which consist of liquid urethanes, urethane moldings and rubber and urethane linings for the mineral processing, aggregate, transportation, and power industries.

     The following table presents net sales from external customers for each of the Company's groups of products and services for the years ended December 31, 2000 and 2001:

                                                    2000                 2001
--------------------------------------------------------------------------------------------------------------------
Urethane cast parts                             $ 7,621,923          $ 6,532,774
Pipe and pipe lining products                     1,621,948            1,201,129
Coatings                                          1,192,133              663,083
Spray                                               342,636              488,767
Proprietary engineered products                     649,551              977,877
Standard rubber products                          3,390,326            2,488,281
Steel cast parts                                  2,055,496              970,831
New equipment                                     1,077,100              470,633
Other                                               541,434              335,500
                                              ----------------------------------
                                               $ 18,492,547         $ 14,128,875
                                              ==================================

The Company's revenue (based on location of the customer) for the years ended December 31, 2000 and 2001 is as follows:

                                                    2000                 2001
--------------------------------------------------------------------------------------------------------------------
United States                                  $ 15,735,225         $ 11,355,875
Canada                                            1,668,989            2,088,000
Other countries                                   1,088,333              685,000
                                               ---------------------------------
                                               $ 18,492,547         $ 14,128,875
                                               =================================

     Net sales for the year ended December 31, 2000 included sales to a major customer which accounted for $2,070,953 or 11.2 percent of net sales.

     The Company's property and equipment as of December 31, 2000 and 2001 are located as follows:

                                                    2000                 2001
--------------------------------------------------------------------------------------------------------------------
United States                                   $ 5,688,125          $ 4,913,120
Canada                                              626,823              626,823
                                                --------------------------------
                                                $ 6,314,948          $ 5,539,943
                                                ================================

Note 3.  Inventories

     Inventories consist of the following as of December 31, 2000 and 2001:

                                                           2000                 2001
--------------------------------------------------------------------------------------------------------------------
Raw materials                                          $ 1,417,107            $ 977,065
Work in process                                             17,090                8,856
Finished goods                                             457,781              354,603
                                                       --------------------------------
                                                         1,891,978            1,340,524
Raw materials purchased on behalf of customers              25,606               26,531
                                                       --------------------------------
                                                         1,917,584            1,367,055
Less allowance for obsolescence                            192,450              200,974
                                                       --------------------------------
                                                       $ 1,725,134          $ 1,166,081
                                                       ================================


     The Company incurs costs on behalf of its customers for the purchase of pipes, pumps and launders and is reimbursed for these costs by the customers. The Company does not receive a commission or recognize gross profit upon sale of these components; therefore, net sales and cost of sales in the statements of operations do not include amounts for sales and purchases of components.

Note 4.       Notes Payable and Liquidity

     During 2001, the Company entered into a $1,200,000 revolving line of credit for working capital financing and a $4,323,107 term loan with a bank, which were due on January 31, 2002. Advances under the line of credit are subject to a borrowing base of eligible trade receivables and inventories, as defined in the agreement. Advances under the line of credit and the term loan are collateralized by trade receivables, inventories, equipment, general intangibles, assignment of a life insurance policy, and are personally guaranteed by the majority stockholder. Interest on the revolving line of credit is payable monthly at the bank's reference rate, plus 1 percent (5.75 percent at December 31, 2001). Interest on the term loan is payable monthly at the bank's reference rate, plus 1.5 percent (6.25 percent at December 31, 2001). Principal payments of $50,000 per month are due on the term loan. At December 31, 2001, $476,889 was outstanding on the revolving line of credit and $4,223,107 was outstanding on the term loan.

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

     On January 31, 2002, the Company obtained a 90-day extension on the line of credit and term loan through April 30, 2002. In connection with the extension, the Company is required to make monthly payment of $50,000 plus interest. Although it is not committed to do so, the Bank may extend the maturities of the line of credit and term notes for additional periods. It is the Company's plan to work with the lender to obtain the needed extensions, and to seek alternative sources of financing.

Note 5.  Long-Term Debt

A summary of long-term debt as of December 31, 2000 and 2001 is as follows:

                                                                      2000             2001
--------------------------------------------------------------------------------------------------------------------
Capital lease obligation to Company president for use of
  building, payable in monthly installments of $9,090 to
  December 31, 2009, discounted at a rate of 11.3%                 $ 613,843       $ 572,187
Note payable, bank, due in monthly installments of $1,576
  including interest at 8.5% to April 2003, at which time
  the remaining balance is due                                       144,784         138,094
Note payable, bank, in participation with the Iron Range
  Resources Rehabilitation Board, due in monthly
  installments of  $1,144 including interest at 3.5% to
  April 2003, at which time the remaining balance is due             137,550         128,561
Other notes payable due through November 2002                          9,411           3,544
                                                                  --------------------------
                                                                     905,588         842,386
Less current maturities                                               62,734          67,088
                                                                  --------------------------
                                                                   $ 842,854       $ 775,298
                                                                  ==========================

     The  8.5  percent  and  3.5   percent   notes   payable  to  the  bank  are
collateralized by real estate and guaranteed by the majority stockholder. Among other things, these notes require the Company to:

     a. Maintain a current ratio of at least 1.2 to 1.
     b. Maintain a ratio of total liabilities to tangible net worth of less than 3 to 1.
     c. Maintain a ratio of traditional cash flow to current maturities of long-term debt of at least 1.5 to 1.
     d. Refrain from declaring or paying dividends in excess of 50 percent of after tax net income.
     e. Limit capital expenditures to $500,000.
     f. Obtain bank approval for the issuance of additional debt.
     g. Refrain from consolidating, combining or merging with any other corporation or purchase or acquire the assets of another business.

     The Company was in violation of certain covenants of the above bank notes payable agreement as of December 31, 2001; however, these violations have been waived by the Bank.

     Aggregate maturities required on long-term debt as of December 31, 2001 are as follows:

Years Ending December 31,
--------------------------------------------------------------------------------
2002                                                                    $ 67,088
2003                                                                     301,935
2004                                                                      58,425
2005                                                                      65,398
2006                                                                      73,204
Thereafter                                                               276,336
                                                                    ------------
                                                                       $ 842,386
                                                                    ============

     Gross lease payments under the building lease are $109,080 each year through December 31, 2009. Total lease payments remaining at December 31, 2001 amount to $872,640, including imputed interest of $300,453.

Note 6.  Stockholders' Equity

     In connection with the initial public offering in April 1998, the Company issued warrants to the underwriters to purchase 126,000 shares of the Company's common stock. The warrants are exercisable at a price equal of $6.00 per share through April 2003.

Note 7.       Stock Option and Bonus Plan

     At December 31, 2001, the Company has a stock-based compensation plan which is described below. As permitted under accounting principles generally accepted in the United States of America, grants under the plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option plan. Had compensation costs for the Company's stock options been determined based on the fair value method prescribed in FASB Statement No. 123, net earnings and earnings per share would have been reduced to the pro forma amounts shown below:

                                                     2000                 2001
--------------------------------------------------------------------------------
Net earnings:
As reported                                        $ 84,465             $ 38,656
Pro forma                                            71,956               26,147

Basic earnings per share:
As reported                                          $ 0.02               $ 0.01
Pro forma                                              0.02                 0.01

Diluted earnings per share:
As reported                                          $ 0.02               $ 0.01
Pro forma                                              0.02                 0.01

     In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the fair value method prescribed in Statement No. 123, with the following weighted-average assumptions for grants in 2000: risk free interest rate of 5.32 percent; expected life of four years and expected price volatility of 68.25 percent. There were no options granted in 2001.

     Stock option plan: The Company has a Stock Option Plan which provides for the granting of stock options to employees, directors and officers of the Company. The number of shares issued pursuant to the options granted shall not exceed 400,000 shares. Options are exercisable at $1.125, $1.875 and $2.00 per share, which approximates fair market value at the date of grant and expire five years after date of grant. Options vest immediately. During 2000, the Company canceled all the $4.50 stock options and reissued new options at $2.00 per share.

A summary of the stock option plan is as follows:

                                                        2000                             2001
                                                -----------------------         ------------------------
                                                              Weighted-                       Weighted-
                                                               Average                         Average
                                                              Exercise                        Exercise
                                                 Shares         Price           Shares          Price
--------------------------------------------------------------------------------------------------------
Under option, beginning of year                 170,950         $ 4.44          177,650         $ 1.96
  Granted                                       174,300           1.96                0              0
  Exercised                                           0              0                0              0
  Forfeited/canceled                           (167,600)          4.49          (44,000)          2.00
Under option, end of year                       177,650                         133,650
                                              ==========                       =========

Options exercisable, end of year                177,650                         133,650
                                              ==========                       =========

Weighted-average fair value per option
  of options granted during the year             $ 0.51                            N/A
                                              ==========                       =========

A further summary of options outstanding as of December 31, 2001 is as follows:

                                                      Options Outstanding and Exercisable
---------------------------------------------------------------------------------------------------------
                                                                         Weighted-
                                                                          Average               Weighted-
                                                    Number               Remaining               Average
                                                  Outstanding           Contractual             Exercise
Exercise Price                                  and Exercisable         Life (Years)              Price
---------------------------------------------------------------------------------------------------------
$1.125                                                     7,500          3.08                   $ 1.125
$1.875                                                     3,750          2.80                     1.875
$2.000                                                   122,400          3.08                     2.000
                                                 ---------------                                ---------
                                                         133,650                                 $ 1.947
                                                ================

     Stock bonus plan: The Company has a stock bonus plan which provides for the granting of stock to employees, directors and officers of the Company. The number of shares which may be issued pursuant to the plan shall not exceed 50,000 shares. The Company has issued 43,205 shares under the plan, all in 2000.

Note 8.  Income Tax Matters

     The components of the income tax provision for the years ended December 31, 2000 and 2001 are as follows:

                                                      2000                 2001
--------------------------------------------------------------------------------
Current:
  Federal                                            $    0               $    0
  State                                               1,000                3,050
  Foreign                                            11,731               51,690
                                                   -----------------------------
                                                     12,731               54,740
                                                   -----------------------------
Deferred:
Federal                                              34,000               25,000
State                                                 6,000               10,000
                                                   -----------------------------
                                                     40,000               35,000
                                                   -----------------------------
                                                   $ 52,731             $ 89,740
                                                   =============================

     The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income due to the following:

Year Ended December 31,                                       2000                 2001
-----------------------------------------------------------------------------------------
Computed "expected" tax expense                            $ 48,000             $ 45,000
Increase (decrease) in income taxes resulting from:
  State income taxes, net of federal tax benefit              5,000                4,500
  Benefit of income taxed at lower rates                      1,000                3,050
  Nondeductible expenses and other                           (1,269)              37,190
                                                     ------------------------------------
                                                           $ 52,731             $ 89,740
                                                     ====================================

     Net deferred tax assets consist of the following components as of December 31, 2000 and 2001:

                                                                                  2000                 2001
---------------------------------------------------------------------------------------------------------------
Property and equipment                                                        $ (497,000)          $ (606,000)
                                                                           -------------------------------------

Additional costs capitalized to inventory for income tax purposes                 25,000               12,000
Accrued expenses not currently deductible for tax purposes                        39,000               28,000
Allowance for doubtful accounts                                                  153,000              145,000
Net operating loss carryforwards                                               1,449,000            1,551,000
Allowance for obsolete inventory                                                  72,000               76,000
Foreign tax credit carryforward                                                   35,000               35,000
                                                                           -------------------------------------
        Total deferred tax assets                                              1,773,000            1,847,000
                                                                           -------------------------------------
        Net deferred tax assets                                              $ 1,276,000          $ 1,241,000
                                                                           =====================================

The deferred tax amounts have been classified on the balance sheet as follows:

                                                                                  2000                 2001
-------------------------------------------------------------------------------------------------------------------
Current deferred tax assets                                                  $   289,000          $   261,000
Noncurrent deferred tax assets                                                   987,000              980,000
                                                                              -------------------------------------
        Net deferred tax assets                                              $ 1,276,000          $ 1,241,000
                                                                           ========================================

     The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

     At December 31, 2001, the Company has federal net operating loss carryforwards of approximately $4,100,000 and state operating loss carryforwards for Minnesota and Utah of approximately $2,036,000 and $813,000, respectively, which are available to reduce future taxable income. The net operating loss carryforwards expire as follows:


Expiration Date                                  Federal              State
--------------------------------------------------------------------------------
December 31, 2013                               $      0            $ 414,743
December 31, 2014                                      0            1,445,930
December 31, 2015                                      0              807,376
December 31, 2016                                      0              180,988
December 31, 2018                                590,639                    0
December 31, 2019                              2,093,412                    0
December 31, 2020                              1,170,958                    0
December 31, 2021                                241,164                    0
                                            ------------------------------------
                                             $ 4,096,173          $ 2,849,037
                                            ====================================

Note 9.  Retirement Plan

     The Company has a Salary Savings Plan and Trust (401(k)) which covers substantially all employees of the Company. The plan provides for contributions in such amounts as the Board of Directors may annually determine. Company contributions for 2000 and 2001 were $33,649 and $26,556, respectively.

     The Company has a defined benefit pension plan that covers certain union employees and retirees. Information relative to the Company's defined benefit pension plan is presented below:

                                                     2000                 2001
--------------------------------------------------------------------------------
Changes in benefit obligations:
  Obligations at beginning of year                $ 155,252            $ 186,493
   Service cost                                      11,354               14,562
   Interest cost                                     12,247               13,989
   Participant contributions                              0                    0
   Benefits paid                                       (900)                (876)
   Actuarial gains                                    8,540               10,060
                                               ----------------------------------
  Obligations at end of year                      $ 186,493            $ 224,228
                                               ==================================

Changes in plan assets:
  Fair value of assets at beginning of year       $ 150,897            $ 171,949
   Actual return on assets                            3,162                9,342
   Company contributions                             18,790               22,426
   Participant contributions                              0                    0
   Benefits paid                                       (900)                (876)
                                               ----------------------------------
  Fair value of assets at end of year             $ 171,949            $ 202,841
                                               ==================================

Funded status at end of year:
  Plan assets less than obligations               $ (15,054)           $ (21,387)
   Unrecognized gains                               (18,348)              (7,122)
   Unrecognized prior service cost                        0                    0
   Unrecognized transition obligation                46,711               43,483
                                               ----------------------------------
        Prepaid pension costs                      $ 13,309             $ 14,974
                                               ==================================

Costs recognized during the year:
  Service cost                                     $ 11,354             $ 14,562
  Interest cost                                      12,247               13,989
  Expected return on plan assets                    (10,142)             (11,018)
  Amortization of prior losses (gains)                    0                    0
  Amortization of prior service cost                      0                    0
  Amortization of transition obligation               3,228                3,228
                                               ----------------------------------
        Total costs recognized in expense          $ 16,687             $ 20,761
                                               ==================================

                                                            2000                 2001
----------------------------------------------------------------------------------------
Assumptions used in computing ending obligations:
Discount rate                                                7.5%                7.25%
Expected return on plan assets                                6%                   6%

Note 10. Related Party Transactions

     The Company had a receivable of $35,427 as of December 31, 2000 from Nelson Roofing, Inc. Under the terms of an agreement with Nelson Roofing, Inc., the Company provides management and administrative services based upon actual employee cost plus overhead and receives a management fee for such services.

     Management   fees  received   from  Nelson   Roofing,   Inc.   amounted  to
approximately $117,000 in 2000 and $83,000 in 2001. The Company paid $174,784 in 2000 and $7,158 in 2001 to Nelson Roofing, Inc. for construction services.

     The Company rented a house in Utah on a month-to-month basis from the majority stockholder. Total rent paid to the majority stockholder amounted to $22,560 in 2000.

     The Company rented warehouse space on a month-to-month basis from a company owned by the majority stockholder for $6,000 in 2000 and 2001.

     The Company rents a portion of an office and production facility from the majority stockholder under the terms of a ten-year capital lease expiring on December 31, 2009. The lease provides that the Company pay all property taxes, insurance, and maintenance plus a monthly rental of $9,090. The Company has a purchase option at any time of $650,000 to December 31, 2002 at which time the purchase price changes by an inflation adjustment. Rent also changes by the inflation adjustment on January 1, 2003.

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

     The Company accrued unpaid salary and other expenses to the majority stockholder of $21,000 and $90,242 as of December 31, 2000 and 2001, respectively. The Company had advances to the majority stockholder of $28,000 and $112,000 as of December 31, 2000 and 2001, respectively.

     The Company acquired 10 percent of the stock of Acotec S.A. (Acotec) during 2001. The remaining 90 percent of Acotec is benefically owned by one of the members of Industrial Rubber Products' Board of Directors. Sales to Acotec amounted to $419,994 in 2001. Accounts receivable from Acotec were $236,805 at December 31, 2001.

Note 11. Lease Commitments and Total Rental Expense

     The Company leases two office and production facilities under noncancelable operating lease agreements which expire in January 2003 and March 2005 and require various minimum annual rentals. The leases also require the payment of the property taxes, normal maintenance and insurance on the properties.

     The Company also leases automobiles and other equipment on annual leases.

     Total rent expense, including rent paid to related parties, amounted to approximately $254,000 in 2000 and $215,000 in 2001.

     The total minimum rental commitment at December 31, 2001 is due as follows:

Years Ending December 31,                                              Amount
--------------------------------------------------------------------------------
2002                                                                  $ 182,577
2003                                                                     24,532
2004                                                                      7,393
                                                                    ------------
                                                                      $ 214,502
                                                                   =============

Note 12. Pronouncements Issued Not Yet Adopted

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement 142, Goodwill and Other Intangible Assets. This pronouncement provides that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002.

     In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003.

     In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending December 2002.

     The Company does not believe that the adoption of these pronouncements will have a material effect on its financial statements.

                                 EXHIBIT 10(14)
                                SEVENTH AMENDMENT
                                       TO
                                CREDIT AGREEMENT

     This Seventh Amendment to Credit Agreement dated as of November 20, 2001 is by and between INDUSTRIAL RUBBER PRODUCTS, INC., a Minnesota corporation (the "Borrower") and U.S. BANK NATIONAL ASSOCIATION, a national banking association (the "Lender").

                                    RECITALS

     A. The Borrower and the Lender have entered into a Credit Agreement dated as of March 30, 1999, as amended by a First Amendment to Credit Agreement dated as of September 30, 1999, as amended by that Second Amendment to Credit Agreement dated as of March 31, 2000, as further amended by that Third Amendment to Credit Agreement dated as of June 9, 2000, as further amended by that Fourth Amendment to Credit Agreement dated as of December 31, 2000, as further amended by a Fifth Amendment to Credit Agreement dated as of March 7, 2001, and as further amended by that Sixth Amendment to Credit Agreement dated as of July 12, 2001, (as amended, the Credit Agreement").

     B. The Borrower and the Lender wish to make certain amendments to the Credit Agreement.

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

     Section 2.  Amendments.  The Credit Agreement is hereby amended as follows:

     2.1 The Commitments. Section 2.1 of the Credit Agreement is amended in its entirety to provide as follows:

     2.1(a) Revolving Credit. A revolving loan (the "Revolving Loan") to the Borrower available as Advances at any time and from time to time from November 1, 2001 to January 31, 2002 (the "Revolving Maturity Date"), during which period the Borrower may borrow, repay and reborrow in accordance with the provisions hereof, provided, that the unpaid principal amount of revolving Advances shall not at any time exceed $1,200,000 (the "Revolving Commitment Amount"); and provided, further, that no revolving Advance will be made if, after giving effect thereto, the unpaid principal amount of the Revolving Note would exceed the Borrowing Base.

     2.1(b) A term loan (the "Term Loan") from the Lender to the Borrower in the amount of $4,323,106.77 (the "Term Loan Commitment Amount").

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

     (a) The Borrower shall have executed and delivered to the Lender this Seventh Amendment.

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

     IN WITNESS WHEREOF, the parties hereto have caused this Seventh Amendment to Credit Agreement to be executed by their officers thereunto duly authorized as of the date first above written.

                                              INDUSTRIAL RUBBER PRODUCTS, INC.


                                              By:
                                                 ------------------------------
                                              Title:
                                                 ------------------------------

                                              U.S. BANK NATIONAL ASSOCIATION


                                              By:
                                                -------------------------------
                                              Title:
                                                -------------------------------

                                                                   EXHIBIT A TO
                                                           SEVENTH AMENDMENT TO
                                                               CREDIT AGREEMENT
                                                              EXHIBIT 2.3(A) TO
                                                               CREDIT AGREEMENT

                                 REVOLVING NOTE

$1,200,000                                                    November 20, 2001
                                                                Minneapolis, MN

     FOR VALUE RECEIVED, INDUSTRIAL RUBBER PRODUCTS, INC., a corporation organized under the laws of the State of Minnesota, hereby promises to pay to the order of U.S. BANK NATIONAL ASSOCIATION (the "Lender") at its main office in Hibbing, Minnesota, in lawful money of the United States of America in immediately available funds on the Revolving Maturity Date (as such term and each other capitalized term used herein are defined in the Credit Agreement hereinafter referred to) the principal amount of ONE MILLION TWO HUNDRED THOUSAND DOLLARS AND NO CENTS ($1,200,000) or, if less, the aggregate unpaid principal amount of all Revolving Advances made by the Lender under the Credit Agreement, and to pay interest (computed on the basis of actual days elapsed and a year of 360 days) in like funds on the unpaid principal amount hereof from time to time outstanding at the rates and times set forth in the Credit Agreement.

     This note is the Revolving Note referred to in the Credit Agreement dated as of March 30, 1999 as amended by the First Amendment to Credit Agreement dated as of September 30, 1999, by that Second Amendment to Credit Agreement dated as of March 31, 2000, by that Third Amendment to Credit Agreement dated as of June 9, 2000, by that Fourth Amendment dated as of December 31, 2000, by that Fifth Amendment to Credit Agreement dated as of March 7, 2001, by that Sixth Amendment to Credit Agreement dated as of July 12, 2001, and by that Seventh Amendment to Credit Agreement dated as of even date (as the same may hereafter be from time to time amended, restated or modified, the "Credit Agreement") between the undersigned and the Lender. This note is secured, it is subject to certain permissive and mandatory prepayments and its maturity is subject to acceleration, in each case upon the terms provided in said Credit Agreement. This note is issued in substitution, extension and replacement of, but not in payment of, a Revolving Note in the original principal amount of $1,500,000 dated as of July 12, 2001 from the Borrower to the Lender.

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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.

                                               By:
                                               Title:

                                                                    EXHIBIT B TO
                                                            SEVENTH AMENDMENT TO
                                                                CREDIT AGREEMENT
                                                               EXHIBIT 2.3(b) TO
                                                                CREDIT AGREEMENT

                                    TERM NOTE

$4,323,106.77                                                  November 20, 2001
                                                          Minneapolis, Minnesota

     FOR VALUE RECEIVED, INDUSTRIAL RUBBER PRODUCTS, INC., a corporation organized under the laws of the State of Minnesota, hereby promises to pay to the order of US BANK NATIONAL ASSOCIATION (the "Lender") at its main office in Hibbing, Minnesota, in lawful money of the United States of America in immediately available funds the principal amount of FOUR MILLION THREE HUNDRED TWENTY-THREE THOUSAND ONE HUNDRED SIX AND 77/100 DOLLARS ($4,323,106.77), and to pay interest (computed on the basis of actual days elapsed and a year of 360 days) in like funds on the unpaid principal amount hereof from time to time outstanding at the rate and times set forth in the Credit Agreement.

     The principal amount of this note shall be due and payable by a payment in the amount of $50,000 on November 15, 2001, a payment in the amount of $50,000 on December 15, 2001, a payment in the amount of $50,000 on January 15, 2002, and one final payment on January 31, 2002 in the amount of the entire remaining principal balance.

     This Note is the Term Note referred to in the Credit Agreement dated as of March 30, 1999 as amended by that First Amendment to Credit Agreement dated as of September 30, 1999, by that Second Amendment to Credit Agreement dated March 31, 2000, by that Third Amendment to Credit Agreement dated as of June 9, 2000, by that Fourth Amendment to Credit Agreement dated as of December 31, 2000, by that Fifth Amendment to Credit Agreement dated as of March 7, 2001, by that Sixth Amendment to Credit Agreement dated as of July 12, 2001, and by that Seventh Amendment to Credit Agreement dated as of even date (as the same may hereafter be from time to time amended, restated or otherwise modified, the "Credit Agreement") between the undersigned and the Lender. This Note is secured and its maturity is subject to acceleration, in each case upon the terms provided in said Credit Agreement. This note is issued in substitution, extension and replacement of, but not in payment of, a Term Note in the original principal amount of $4,523,106.77 dated as of July 12, 2001 from the Borrower to the Lender.

     In the event of default hereunder, the undersigned agrees to pay all costs and expenses of collection, including reasonable attorneys' fees. The undersigned waives demand, presentment, notice of nonpayment, protest, notice of protest and notice of dishonor.

     THE VALIDITY, CONSTRUCTION AND ENFORCEABILITY OF THIS NOTE SHALL BE GOVERNED BY THE INTERNAL LAWS OF THE STATE OFMINNESOTA WITHOUT GIVING EFFECT TO THE CONFLICT OF LAWS PRINCIPLES THEREOF, BUT GIVING EFFECT TO FEDERAL LAWS OF THE UNITED STATES APPLICABLE TO NATIONAL BANKS.


                                                INDUSTRIAL RUBBER PRODUCTS, INC.


                                                By:
                                                Title: