Form 10QSB
period 2002-03-31
INDUSTRIAL RUBBER PRODUCTS INC
filed 2002-05-15
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2002 or

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

         3516 13th Avenue East
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

Common Stock, $.001 Par Value - 4,187,205 shares as of May 14, 2002.

Transitional Small Business Disclosure Format (check one)  Yes   No x

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Industrial Rubber Products, Inc.
                            Condensed Balance Sheets
                      March 31, 2002 and December 31, 2001

                                                                             March 31              December 31
                                                                               2002                   2001
                                                                             Unaudited
                                                                           -------------           -----------
Assets

Current Assets
  Cash and Cash Equivalents                                                $  134,832              $  324,607
  Trade Receivables, net of allowances                                      2,975,724               2,343,243
  Inventories                                                               1,027,474               1,166,081
  Prepaid Expenses                                                            281,071                 287,432
  Deferred Taxes                                                              261,000                 261,000
                                                                           -----------             -----------
  Total Current Assets                                                     $4,680,101              $4,382,363
                                                                           -----------             -----------
Other Assets
  Cash Value of Life Insurance                                             $  241,977              $  238,720
  Investment in common stock of Acotec S.A.                                   120,000                 120,000
  Goodwill                                                                  1,081,951               1,081,951
  Accumulated Amortization                                                   (212,691)               (212,691)
  Prepaid Expenses                                                             14,974                  14,974
                                                                           -----------             ------------
  Total Other Assets                                                       $1,246,211              $1,242,954
                                                                           -----------             ------------

Deferred Taxes                                                             $  946,732              $  980,000

Property, Plant and Equipment
  Land                                                                     $  511,576              $  511,576
  Buildings                                                                 1,610,551               1,610,551
  Automotive Equipment                                                        527,560                 527,560
  Machinery and Equipment                                                   6,309,945               6,303,351
                                                                            ----------             -----------
                                                                           $8,959,632              $8,953,038
  Less Accumulated Depreciation                                             3,616,070               3,413,095
                                                                           -----------             -----------
  Net Property, Plant and Equipment                                        $5,343,562              $5,539,943
                                                                           -----------             -----------
Total Assets                                                              $12,216,606             $12,145,260
                                                                          ===========             ============

Liabilities and Stockholder's Equity

Current Liabilities

  Bank Note Payable                                                        $4,539,296              $4,699,996
  Current Maturities of Long-term Debt                                         67,575                  67,088
  Accounts Payable                                                            936,465                 794,369
  Accrued Expenses                                                            715,816                 608,663
  Income Taxes Payable                                                              -                  51,296
                                                                           -----------             -----------
  Total Current Liabilities                                                $6,259,152              $6,221,412
                                                                           -----------             -----------

Long-term Debt, less current maturities                                    $  748,472              $  775,298
                                                                           -----------             -----------
Stockholder's Equity

  Common Stock, $.001 per value; authorized
   25,000,000 shares; issued 4,187,205 in 2001
   and 2002.                                                               $    4,187              $    4,187
  Additional paid-in capital                                                5,638,862               5,638,862
  Retained Earnings                                                          (444,579)               (494,481)
  Accumulated other comprehensive income                                       10,512                     (18)
                                                                           -----------             -----------
  Total Stockholder's Equity                                               $5,208,982              $5,148,550
                                                                           -----------             -----------
Total Liabilities and Stockholder's Equity                                $12,216,606             $12,145,260
                                                                          ===========             ===========


                        Industrial Rubber Products, Inc.
                         Condensed Statements of Income
                                   (Unaudited)


                                                                Three Months Ended
                                                                     March 31,
                                                      --------------------------------------
                                                              2002               2001
                                                      --------------------------------------
Net Sales                                                   $ 3,668,686        $ 3,853,636
Cost of Sales                                                 2,898,173          3,106,621
                                                      --------------------------------------
            Gross Profit                                    $   770,513        $   747,015

Selling, General and Administrative Expense                     590,980            648,693
                                                      --------------------------------------
Operating Income/(Loss)                                     $   179,533        $    98,322
                                                      --------------------------------------
Nonoperating Income/(Expense)
            Interest Income                                 $       298        $     4,288
            Interest Expense                                    (96,661)          (164,028)
            Gain/(Loss) on sale of assets                             0                  0
                                                      --------------------------------------
                                                            $   (96,363)       $  (159,740)
                                                      --------------------------------------

Income/(Loss) Before Tax                                    $    83,170        $   (61,418)

Income Tax Expense/(Credit)                                      33,268            (24,567)
                                                      --------------------------------------
Net Income/(Loss)                                           $    49,902        $   (36,851)
                                                            ============       ============
Net Income Per Share
             Basic                                               $ 0.01            $ (0.01)
                                                            ============       ============
             Diluted                                             $ 0.01            $ (0.01)
                                                            ============       ============
Weighted Average Shares Outstanding
             Basic                                            4,187,205          4,187,205
                                                            ============       ============
             Diluted                                          4,446,855          4,490,855
                                                            ============       ============

                                               Industrial Rubber Products, Inc.
                                                 Statements of Cash Flows
                                                         (Unaudited)

                                                                                           Three Months Ended
                                                                                                   March 31,
                                                                               ---------------------------------------------
                                                                                    2002                 2001
                                                                               -------------------  -------------------
Cash Flows from Operating Activities
            Net Income/(Loss)                                                   $  49,902              $ (36,851)
            Adjustments to reconcile net income/(loss) to net
               cash provided by (used in) operating activities:
                             Depreciation                                         202,975                204,023
                             Amortization                                                                 18,032
                             Gain on sale of property                                   0                      0
                             Deferred Taxes                                        33,268                (24,567)
            Changes in working capital components net of
               effect from purchase of business:
                             (Increase) Decrease in:
                                 Receivables                                     (632,481)              (216,107)
                                 Inventories                                      138,607                151,830
                                 Prepaid Expenses                                   6,361                 (8,404)
                             Increase (Decrease) in:
                                 Accounts payable and accrued expenses            197,953               (161,591)
                                                                               -------------------     -------------------
Net cash provided by (used in) operating activities                             $  (3,415)             $ (73,635)
                                                                               -------------------     -------------------
Cash Flows from Investing Activities
            Purchase of Property and Equipment                                     (6,594)               (44,335)
            (Increase) decrease in cash value of life insurance                    (3,257)                (1,000)
            Proceeds from the sale of property                                          0                      0
            Proceeds from the maturity of marketable debt securities                    0                      0
            Purchase of Businesses                                                      0                      0
            Other Investing Activities                                                  0                      0
                                                                               -------------------    -------------------
Net cash provided by (used in) investing activities                             $  (9,851)             $ (45,335)
                                                                               -------------------    -------------------
Cash Flows from Financing Activities
            Net proceeds (repayments) on short-term borrowings                  $(160,700)             $(125,000)
            Principal payments on long-term borrowings                            (26,339)               (16,530)
            Disbursements on loan origination fees                                      0                      0
            Disbursements for common stock reacquired                                    0                      0
                                                                               -------------------    -------------------
Net cash provided by (used in) financing activities                             $(187,039)             $(141,530)
                                                                               -------------------    -------------------

(Increase) Decrease in Foreign Currency Adjustment (Note 6)                     $  10,530              $  10,128
                                                                               -------------------    -------------------

Net increase (decrease) in cash and cash equivalents                            $(189,775)             $(250,372)

Cash and cash equivalents
            Beginning                                                             324,607                388,351
                                                                               -------------------    -------------------
            Ending                                                              $ 134,832              $ 137,979
                                                                               ===========            ===========

Supplemental Disclosures of Cash Flow Information
            Cash payments for interest                                          $ 100,830             $ 168,756
                                                                               ===========            ===========
            Cash payments for income taxes                                      $  53,706             $   3,050
                                                                               ===========            ===========

Supplemental Schedule of Noncash Investing and Financing Activities

                        Industrial Rubber Products, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                  (Unaudited)

     Note 1. Basis of Presentation. The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2002 and March 31, 2001 (b) the financial position at March 31, 2002 and (c) the cash flows for the three month periods ended March 31, 2002 and March 31, 2001. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet presented as of December 31, 2001 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB filed April 1, 2002.

     Note 2. Related Company Transactions. As of March 31, 2002 the Company had no receivables with either Nelson Roofing, Inc. or K Building Components, Inc. ("KBC"), both companies owned solely by the majority stockholder of the Company. The Company from time to time provides management and administrative services to Nelson Roofing, Inc. and receives a management fee for such services. There were no management fees invoiced to Nelson Roofing, Inc. in the first quarter of 2002.

     Note 3. Earnings per share. Earnings per share have been computed on the basis of the weighted-average number of common shares outstanding during each period presented. Common shares issuable upon exercise of the employee stock options and common shares issuable upon exercise of warrants issued to the underwriters have been included in the diluted earnings per share calculations.

     Note 4. Total comprehensive income. For the quarter ended March 31 2002, the total comprehensive income was $56,209. The difference between total comprehensive income and net income was due to foreign currency transaction adjustments net of tax.

     Note 5. Goodwill. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to income, but instead be replaced with periodic testing for impairment. Intangible assets determined to have definite lives will continue to be amortized over their useful lives.

     The Company completed its initial goodwill impairment testing during the three months ended March 31, 2002 and determined that there was no impairment as of January 1, 2002. In accordance with SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the three months ended March 31, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:


                                                        Earnings per share
                                                     ---------------------------
                                               Net                      Assuming
                                           Income/(Loss)     Basic      Dilution
                                           -------------------------------------
Net income/(loss) as reported              $ (36,851)      $(0.0088)   $(0.0082)
Add: amortization adjustment                  18,032         0.0043      0.0040
                                           -------------------------------------
Net income/(loss) as adjusted              $ (18,819)      $(0.0045)   $(0.0042)
                                           =====================================

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net Sales.  Net sales for the period  ending March 31, 2002,  of $3,668,686
compares  with   $3,853,636  in  the  same  quarter  of  2001.   Sales  declined
approximately 5% as many of the Company's markets continue to struggle.

     The  Company's   order  backlog  on  March  31,  2002,  was   approximately
$1,500,000.

     Cost of Sales. Cost of sales as a percentage of net sales was 79.0% in the first quarter of 2002 compared with 80.6% in the same quarter of 2001. This decrease was the result of cost reductions in the manufacturing facilities.

     Selling, General and Administrative Expenses. Normal selling, general and administrative expenses ("SGA") decreased from $648,693 (16.8% of net sales) in the first quarter of 2001 to $590,980 (16.1% of net sales) in the same quarter of 2002. The decrease was the result of Company's continued efforts to reduce expenses at all divisions and the corporate office. Expenses are also down as amortization expense decreased approximately $16,000 from the same quarter in 2001 as a result of the adoption of FAS 142

     Non-operating Income and Expense. The major non-operating expense, interest expense, decreased from $164,028 in the first quarter of 2001 to $96,661 in the same quarter of 2002. The decrease was the result of lower interest rates and reduced debt.

     Net Income/(Loss) Before Tax. The net income before tax for the quarter ending March 31 2002, was $83,170 and compares with a net loss of $61,418 for the same quarter in 2001. The increase can be attributed to continued SGA cost reductions and the reduction of the Company's debt with a corresponding decrease in interest expense.

     Income Taxes. During the quarter ended March 31, 2002, the Company recorded an income tax expense of $33,268. This compares with an income tax credit of $36,851 in the same quarter of 2001. The Company does not anticipate the payment of income taxes for 2002 income due to operating loss carry-forwards from previous years, except for the Irathane Elliott (Canadian) subsidiary.

     Cash Flows. The Company's cash flows from operating activities showed net cash used of $3,415 for the first three months of 2002. Working capital component changes accounted for net cash usage of $289,560. The largest usage was accounts receivable increasing by $632,481 primarily due to one project. This project was with Acotec, of which the Company owns 10% of the common stock. Acotec has extended payment terms as do the majority of the Company's foreign accounts. Offsets to this included inventories being reduced by $138,607 and accounts payable and accrued expenses increasing by $197,953. These net unfavorable working capital changes were partially offset by the positive cash flows resulting from income before depreciation, amortization and deferred taxes, of $286,145.

     The Company showed net cash used in investing activities of $9,851 in the first three months of 2002. The major item was $6,594 for the purchase of property and equipment.

     The Company used $187,390 in financing activities for the first three months of 2002. Nearly this entire amount, $160,700, was used to reduce short-term bank borrowings. In total, the Company showed a net decrease in cash of $189,775 for the first three months of 2002. This reduced the Company's cash balance from $324,607 to $134,832.

     Liquidity and Sources of Capital. The Company has signed an extension of their financing agreements with US Bank to July 31, 2002. Under the terms of the extension, the Company is to make $50,000 payments monthly for May, June and July of 2002 to reduce the principal balance of the term loan. The Company's revolving credit loan balance on March 31, 2002 was $466,189. The Company is continuing to work with US Bank and other financial institutions to convert short-term borrowings into long-term debt. The Company believes that it can fund proposed capital expenditures and operating requirements from operations and bank credit lines.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.


Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             Exhibit 10 Eight Amendment to Credit Agreement between Company and US Bank dated January 31, 2002.
             Exhibit 11  Statement Re: Computation of Earnings per Share.
             Exhibit 27  Financial Data Schedule

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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)







Date: May 15, 2002                                /s/ James Skalski
                                               ---------------------------------
                                                       James Skalski
                                                        Comptroller

                                 Exhibit 10(24)

                                EIGHTH AMENDMENT
                                       TO
                                CREDIT AGREEMENT

     This Eighth Amendment to Credit Agreement dated as of January 31, 2002 is by and between INDUSTRIAL RUBBER PRODUCTS, INC., a Minnesota corporation (the "Borrower") and U.S. BANK NATIONAL ASSOCIATION, a national banking association (the "Lender").

                                    RECITALS

     A. The Borrower and the Lender have entered into a Credit Agreement dated as of March 30, 1999, as amended by a First Amendment to Credit Agreement dated as of September 30, 1999, as amended by that Second Amendment to Credit Agreement dated as of March 31, 2000, as further amended by that Third Amendment to Credit Agreement dated as of June 9, 2000, as further amended by that Fourth Amendment to Credit Agreement dated as of December 31, 2000, as further amended by a Fifth Amendment to Credit Agreement dated as of March 7, 2001, as further amended by that Sixth Amendment to Credit Agreement dated as of July 12, 2001, and as further amended by that Seventh Amendment to Credit Agreement dated as of November 20, 2001 (as amended, the Credit Agreement").

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

     Section 2. Amendments. The Credit Agreement is hereby amended as follows:


     2.1 Definition. Section 1.1 of the Credit Agreement is amended by amending the definition of "Reference Rate" to provide in its entirety as follows:

     "Reference Rate": The rate of interest from time to time publicly announced by the Lender as its "prime rate." The Lender may lend to its customers at rates that are at, above or below the Reference Rate. For purposes of determining any interest rate hereunder or under the Note which is based on the Reference Rate, such interest rate shall change as and when the Reference Rate changes.

     2.2 The Commitments. Section 2.1 of the Credit Agreement is amended in its entirety to provide as follows:

     2.1(a) Revolving Credit. A revolving loan (the "Revolving Loan") to the Borrower available as Advances at any time and from time to time from January 31, 2002 to April 30, 2002 (the "Revolving Maturity Date"), during which period the Borrower may borrow, repay and reborrow in accordance with the provisions hereof, provided, that the unpaid principal amount of revolving Advances shall not at any time exceed $1,200,000 (the "Revolving Commitment Amount"); and provided, further, that no revolving Advance will be made if, after giving effect thereto, the unpaid principal amount of the Revolving Note would exceed the Borrowing Base.

     2.1(b) A term loan (the "Term Loan") from the Lender to the Borrower in the amount of $4,173,106.77 (the "Term Loan Commitment Amount").

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

     (a) The Borrower shall have executed and delivered to the Lender this Eighth Amendment.

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

     IN WITNESS WHEREOF, the parties hereto have caused this Eighth Amendment to Credit Agreement to be executed by their officers thereunto duly authorized as of the date first above written.

                                                INDUSTRIAL RUBBER PRODUCTS, INC.


                                                By:
                                                ------------------------------
                                                Title:
                                                ------------------------------

                                                U.S. BANK NATIONAL ASSOCIATION


                                                By:
                                                ------------------------------
                                                Title:
                                                ------------------------------

                                                                    EXHIBIT A TO
                                                             EIGHTH AMENDMENT TO
                                                                CREDIT AGREEMENT
                                                               EXHIBIT 2.3(A) TO
                                                                CREDIT AGREEMENT

                                 REVOLVING NOTE

$1,200,000                                                      January 31, 2002
                                                                 Minneapolis, MN

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

     This note is the Revolving Note referred to in the Credit Agreement dated as of March 30, 1999 as amended by the First Amendment to Credit Agreement dated as of September 30, 1999, by that Second Amendment to Credit Agreement dated as of March 31, 2000, by that Third Amendment to Credit Agreement dated as of June 9, 2000, by that Fourth Amendment dated as of December 31, 2000, by that Fifth Amendment to Credit Agreement dated as of March 7, 2001, by that Sixth Amendment to Credit Agreement dated as of July 12, 2001, by that Seventh Amendment to Credit Agreement dated as of November 20, 2001, and by that Eighth Amendment to Credit Agreement dated as of even date (as the same may hereafter be from time to time amended, restated or modified, the "Credit Agreement") between the undersigned and the Lender. This note is secured, it is subject to certain permissive and mandatory prepayments and its maturity is subject to acceleration, in each case upon the terms provided in said Credit Agreement. This note is issued in substitution, extension and replacement of, but not in payment of, a Revolving Note in the original principal amount of $1,200,000 dated as of November 20, 2001 from the Borrower to the Lender.

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

                                                INDUSTRIAL RUBBER PRODUCTS, INC.

                                                By:
                                                Title:

                                                                    EXHIBIT B TO
                                                             EIGHTH AMENDMENT TO
                                                                CREDIT AGREEMENT
                                                               EXHIBIT 2.3(b) TO
                                                                CREDIT AGREEMENT
                                    TERM NOTE
$4,173,106.77                                                   January 31, 2002
                                                          Minneapolis, Minnesota

     FOR VALUE RECEIVED, INDUSTRIAL RUBBER PRODUCTS, INC., a corporation organized under the laws of the State of Minnesota, hereby promises to pay to the order of US BANK NATIONAL ASSOCIATION (the "Lender") at its main office in Hibbing, Minnesota, in lawful money of the United States of America in immediately available funds the principal amount of FOUR MILLION ONE HUNDRED SEVENTY-THREE THOUSAND ONE HUNDRED SIX AND 77/100 DOLLARS ($4,173,106.77), and to pay interest (computed on the basis of actual days elapsed and a year of 360 days) in like funds on the unpaid principal amount hereof from time to time outstanding at the rate and times set forth in the Credit Agreement.

     The principal amount of this note shall be due and payable by a payment in the amount of $50,000 on February 15, 2002, a payment in the amount of $50,000 on March 15, 2002, a payment in the amount of $50,000 on April 15, 2002, and one final payment on April 30, 2002 in the amount of the entire remaining principal balance.

     This Note is the Term Note referred to in the Credit Agreement dated as of March 30, 1999 as amended by that First Amendment to Credit Agreement dated as of September 30, 1999, by that Second Amendment to Credit Agreement dated March 31, 2000, by that Third Amendment to Credit Agreement dated as of June 9, 2000, by that Fourth Amendment to Credit Agreement dated as of December 31, 2000, by that Fifth Amendment to Credit Agreement dated as of March 7, 2001, by that Sixth Amendment to Credit Agreement dated as of July 12, 2001, by that Seventh Amendment to Credit Agreement dated as of November 20, 2001 and by that Eighth
Amendment to Credit Agreement dated as of even date (as the same may hereafter be from time to time amended, restated or otherwise modified, the "Credit Agreement") between the undersigned and the Lender. This Note is secured and its maturity is subject to acceleration, in each case upon the terms provided in said Credit Agreement. This note is issued in substitution, extension and replacement of, but not in payment of, a Term Note in the original principal amount of $4,323,106.77 dated as of July 12, 2001 from the Borrower to the Lender.

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

                                                INDUSTRIAL RUBBER PRODUCTS, INC.

                                                By:
                                                Title:

                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share

                                                              Three Months Ended
                                                                    March 31,
                                                               ----------------
                                                                      2002
                                                                   ----------
Primary and full diluted:
  Weighted average shares outstanding
    during the period                                                 4,187,205
                                                                     ----------
Net Income                                                              $49,902
                                                                     ----------
Net income/(loss) per share - basic                                        $.01
                                                                     ==========
Net income/(loss) per share - diluted:                                      .01

     Net income per share is computed based upon the weighted average number of shares outstanding during the period. The Stock Options and Warrants discussed in the Company's Schedule 14A filed April 17, 2002 were not dilutive for the period ending March 31, 2002.

EX-27
FDS
     This schedule contains summary financial information extracted from Industrial Rubber Products, Inc.'s Form 10-QSB for the quarterly period ended March 31, 2002 and is qualified in its entirety by reference to such consolidated statement.

PERIOD-TYPE                                                  3 MONTHS
-------------------------------------------------------------------------------
FISCAL-YEAR-END                                  DECEMBER 31,2002
PERIOD-START                                     JANUARY 1,2002
PERIOD-END                                       MARCH 31,2002
CASH                                                                 134,832
SECURITIES                                                                 0
RECEIVABLES                                                        3,363,965
ALLOWANCES                                                           388,241
INVENTORY                                                          1,027,474
CURRENT-ASSETS                                                     4,680,101
PP&E                                                               8,959,632
DEPRECIATION                                                       3,616,070
TOTAL-ASSETS                                                      12,216,606
CURRENT-LIABILITIES                                                6,259,152
BONDS                                                                748,472
PREFERRED-MANDATORY                                                        0
PREFERRED                                                                  0
COMMON                                                                 4,187
OTHER-SE                                                           5,205,795
TOTAL-LIABILITY-AND-EQUITY                                        12,216,606
SALES                                                              3,668,686
TOTAL-REVENUES                                                     3,668,984
CGS                                                                2,898,173
TOTAL-COSTS                                                        3,489,153
OTHER-EXPENSES                                                             0
LOSS-PROVISION                                                         7,741
INTEREST-EXPENSE                                                      96,661
INCOME/(LOSS)-PRETAX                                                  83,170
INCOME-TAX                                                            33,268
INCOME/(LOSS)-CONTINUING                                              49,902
DISCONTINUED                                                               0
EXTRAORDINARY                                                              0
CHANGES                                                                    0
NET-INCOME/(LOSS)                                                     49,902
EPS-BASIC                                                               0.01
EPS-DILUTED                                                             0.01