Form 10QSB/A
period 2002-03-31
INDUSTRIAL RUBBER PRODUCTS INC
filed 2002-08-14
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A

                                Amendment No. 1

                                   (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2002 or

     [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period Ended
From             to

                                ----------------

Commission file number              0-24039

                        INDUSTRIAL RUBBER PRODUCTS, INC.
        (Exact name of small business issuer as specified in its charter)

         Minnesota                                            41-1550505
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

         3516 13th Avenue East
         Hibbing, MN                                   55746
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

                             EXPLANATORY STATEMENT

     Industrial Rubber Products, Inc. (the "Company") is amending its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002. This amendment is being made in response to comments received by the Company from the Staff of the Division of Corporate Finance of the Securities and Exchange Commission (the "SEC"). Those comments were made as part of the SEC's review of the Company's Form 10-KSB for the year ending December 31, 2001 and its Form 10-QSB for the quarter ending March 31, 2002. No amendment is being made of the Company's Form 10-KSB.

     The Company completed its initial goodwill impairment testing under FAS 142 during the first quarter of 2002, and initially determined that there was no impairment of goodwill. However, as a result of the comments by the SEC, the Company has now determined that considering its market capitalization, goodwill has been impaired and that first quarter results should be restated. The effect of the restatement as detailed by the amendment of Note 5 to the Financial Statements, has resulted in a one-time non-cash charge of $521,556, net of the tax effect, to the carrying value of the Company's Goodwill. The charge had no impact on the Company's previously reported operating income. The change is reflected on the Financial Statements as a cumulative effect of an accounting change in the Company's consolidated statement of operations as amended below.

     The following sections of the Company's first quarter 2002 Form 10-QSB/A differ from its first quarter Form 10-QSB filed on May 14, 2002:

     Item 1. Financial Statements

     Condensed Balance Sheets, Condensed Statement of Income, and Statement of Cash Flows

     Note 5 Accounting for Business Combinations

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

     Further, pursuant to SEC staff comments and to reflect the SEC's action at 65 FR 24799, April 27, 2000 in section thnsp: 228.601 paragraph (a), Exhibit 27 has been removed in this amendment.

     Finally, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, codified as 18 U.S.C. Section 1350, the Company has added Certifications by its President and Chief Executive Officer, and its Comptroller.

     The Company will provide a version of this first quarter Form 10-QSB/A that is marked to show changes upon request at no charge. Requests should be directed in writing to: Industrial Rubber Products, Inc., 3516 13th Avenue East, Hibbing, MN 55746, Attention: Gerri Chapman.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Industrial Rubber Products, Inc.
                            Condensed Balance Sheets
                      March 31, 2002 and December 31, 2001

                                                                          March 31                December 31
                                                                            2002                     2001
                                                                         Unaudited
                                                                     -------------------      -------------------
Assets

Current Assets
   Cash and Cash Equivalents                                                $ 134,832               $ 324,607
   Trade Receivables, net of allowances                                     2,975,724               2,343,243
   Inventories                                                              1,027,474               1,166,081
   Prepaid Expenses                                                           281,071                 287,432
   Deferred Taxes                                                             261,000                 261,000
                                                                     -------------------      -------------------
   Total Current Assets                                                   $ 4,680,101             $ 4,382,363
                                                                     -------------------      -------------------
Other Assets
   Cash Value of Life Insurance                                             $ 241,977               $ 238,720
   Investment in common stock of Acotec S.A.                                  120,000                 120,000
   Goodwill                                                                         0               1,081,951
   Accumulated Amortization                                                         0                (212,691)
   Prepaid Expenses                                                            14,974                  14,974
                                                                     -------------------      -------------------
   Total Other Assets                                                       $ 376,951             $ 1,242,954
                                                                     -------------------      -------------------

Deferred Taxes                                                            $ 1,294,436               $ 980,000

Property, Plant and Equipment
   Land                                                                     $ 511,576               $ 511,576
   Buildings                                                                1,610,551               1,610,551
   Automotive Equipment                                                       527,560                 527,560
   Machinery and Equipment                                                  6,309,945               6,303,351
                                                                     -------------------      -------------------
                                                                          $ 8,959,632             $ 8,953,038
   Less Accumulated Depreciation                                            3,616,070               3,413,095
                                                                     -------------------      -------------------
   Net Property, Plant and Equipment                                      $ 5,343,562             $ 5,539,943
                                                                     -------------------      -------------------
Total Assets                                                             $ 11,695,050            $ 12,145,260
                                                                          ===========              ===========

Liabilities and Stockholder's Equity

Current Liabilities
   Bank Note Payable                                                      $ 4,539,296             $ 4,699,996
   Current Maturities of Long-term Debt                                        67,575                  67,088
   Accounts Payable                                                           936,465                 794,369
   Accrued Expenses                                                           715,816                 608,663
   Income Taxes Payable                                                             0                  51,296
                                                                     -------------------      -------------------
   Total Current Liabilities                                              $ 6,259,152             $ 6,221,412
                                                                     -------------------      -------------------

Long-term Debt, less current maturities                                     $ 748,472               $ 775,298
                                                                     -------------------      -------------------
Stockholder's Equity
   Common Stock, $.001 per value; authorized
   25,000,000 shares; issued 4,187,205 in 2001;
   and 2002.                                                                  $ 4,187                 $ 4,187
   Additional paid-in capital                                               5,638,862               5,638,862
   Retained Earnings                                                         (966,135)               (494,481)
   Accumulated other comprehensive income                                      10,512                     (18)
                                                                     -------------------      -------------------
   Total Stockholder's Equity                                             $ 4,687,426             $ 5,148,550
                                                                     -------------------      -------------------
Total Liabilities and Stockholder's Equity                               $ 11,695,050            $ 12,145,260
                                                                          ===========             ===========

                        Industrial Rubber Products, Inc.
                         Condensed Statements of Income
                                   (Unaudited)


                                                                Three Months Ended
                                                                       March 31,
                                                          -----------------------------------------
                                                                2002                2001
                                                          ------------------- -------------------
Net Sales                                                    $ 3,668,686         $ 4,114,980
Cost of Sales                                                  2,898,173           3,128,508
                                                          ------------------- -------------------
             Gross Profit                                      $ 770,513           $ 986,472

Selling, General and Administrative Expense                      590,980             700,374
                                                          ------------------- -------------------
Operating Income/(Loss)                                        $ 179,533           $ 286,098
                                                          ------------------- -------------------
Nonoperating Income/(Expense)
             Interest Income                                       $ 298               $ 831
             Interest Expense                                    (96,661)           (143,835)
             Gain/(Loss) on sale of assets                             0                (944)
                                                          ------------------- -------------------
                                                               $ (96,363)         $ (143,948)
                                                          ------------------- -------------------

Income/(Loss) Before Tax                                        $ 83,170           $ 142,150

Income Tax Expense/(Credit)                                       33,268              56,860
                                                          ------------------- -------------------
Income/(Loss) before cumulative effect of                       $ 49,902            $ 85,290
change in accounting principal net of tax

Cumulative effect of accounting change                          (521,556)
in goodwill accounting method net of tax                 ----------------------------------------
                                                              $ (471,654)           $ 85,290
                                                              ===========         ===========

Basic and Diluted Earnings/(Loss)
Per Share Note 3

Income/(Loss) before cumulative effect of
change in goodwill accounting method                              $ 0.01                 $ 0


Cumulative effect of change in goodwill                          $ (0.12)
accounting method

Net Income/(Loss)                                                $ (0.11)             $ 0.02
                                                              ===========         ===========

Weighted Average Shares Outstanding
                                                               4,187,205           4,187,205
                                                             ===========         ===========

                                          Industrial Rubber Products, Inc.
                                            Statements of Cash Flows
                                                   (Unaudited)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                       ----------------------------------
                                                                             2002               2001
                                                                       ----------------------------------
Cash Flows from Operating Activities
           Net Income/(Loss)                                               $ (471,654)         $ (36,851)
           Adjustments to reconcile net income/(loss) to net
              cash provided by (used in) operating activities:
                          Depreciation                                        202,975            204,023
                          Cumulative effect of goodwill accounting change     869,260                  0
                          Amortization                                              0             18,032
                          Gain on sale of property                                  0                  0
                          Deferred Taxes                                     (314,436)           (24,567)
           Changes in working capital components net of
              effect from purchase of business:
                          (Increase) Decrease in:
                              Receivables                                    (632,481)          (216,107)
                              Inventories                                     138,607            151,830
                              Prepaid Expenses                                  6,361             (8,404)
                          Increase (Decrease) in:
                              Accounts payable and accrued expenses           197,953           (161,591)
                                                                       ----------------------------------
Net cash provided by (used in) operating activities                          $ (3,415)         $ (73,635)
                                                                       ----------------------------------
Cash Flows from Investing Activities
           Purchase of Property and Equipment                                  (6,594)           (44,335)
           (Increase) decrease in cash value of life insurance                 (3,257)            (1,000)
           Proceeds from the sale of property                                       0                  0
           Proceeds from the maturity of marketable debt securities                 0                  0
           Purchase of Businesses                                                   0                  0
           Other Investing Activities                                               0                  0
                                                                       ----------------------------------
Net cash provided by (used in) investing activities                          $ (9,851)         $ (45,335)
                                                                       ----------------------------------
Cash Flows from Financing Activities
           Net proceeds (repayments) on short-term borrowings              $ (160,700)        $ (125,000)
           Principal payments on long-term borrowings                         (26,339)           (16,530)
           Disbursements on loan origination fees                                   0                  0
           Disbursements for common stock reacquired                                 0                  0
                                                                       ----------------------------------
Net cash provided by (used in) financing activities                        $ (187,039)        $ (141,530)
                                                                       ----------------------------------

(Increase) Decrease in Foreign Currency Adjustment (Note 6)                  $ 10,530           $ 10,128
                                                                       ----------------------------------

Net increase (decrease) in cash and cash equivalents                       $ (189,775)        $ (250,372)

Cash and cash equivalents
           Beginning                                                          324,607            388,351
                                                                       ----------------------------------
           Ending                                                           $ 134,832          $ 137,979
                                                                       ==============     ==============

Supplemental Disclosures of Cash Flow Information
           Cash payments for interest                                       $ 100,830          $ 168,756
                                                                       ==============     ==============
           Cash payments for income taxes                                    $ 53,706            $ 3,050
                                                                       ==============     ==============

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

     Note 4. Total comprehensive loss. For the quarter ended March 31 2002, the total comprehensive loss was $465,336. The difference between total comprehensive loss and net loss was due to foreign currency transaction adjustments net of tax.

     Note 5. Accounting for Business Combinations

     In July 2001, the FASB issued Statements of Financial Accounting Standards ("Statement") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards were effective for the Company in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. The Company completed its initial goodwill impairment testing during the first quarter of 2002, and initially determined that there was no impairment of goodwill. However, we have subsequently revised our conclusion as a result of further impairment testing, including consideration of our market capitalization, as requested by the SEC. Therefore, we have restated our results for the first quarter of 2002 and the Company recorded a one-time, noncash charge of $521,556 net of tax to reduce the carrying value of its goodwill. Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

     Had  SFAS  No.  142  been   effective  at  the   beginning  of  2001,   the
non-amortization provisions would have had the following effect on the first quarter results:

                                                                        Quarter Ended
(thousands except per share amounts)                            -----------------------------
                                                                   March 30,       March 31,
                                                                      2002           2001
                                                                -----------------------------
Reported net income/loss                                          $ (471,654)     $  85,290
Add back:  Goodwill amortization, net of tax                               0         18,032
                                                                -----------------------------
                                                                  $ (471,654)     $ 103,322
Add Back:  Cumulative effect of change in Goodwill
           accounting principle                                      521,556              0
                                                                -----------------------------
Adjusted earnings (loss) before cumulative effect of change
in Goodwill accounting principle                                   $  49,902      $ 103,322
                                                                  ==========      =========
Basic and Diluted earnings per share:
  Reported net income/loss per share                                    (.11)           .02
  Goodwill amortization                                                    0              0
                                                                -----------------------------
  Adjusted net loss per share - basic                                   (.11)           .02

Add back: Cumulative effect of change in accounting principle            .12              0
                                                                -----------------------------
Adjusted earnings (loss) per share before cumulative effect
of change in accounting principle - basic                       $        .01       $    .02
                                                                ============      ==========


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Significant Transactions and Nonrecurring Items

     As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of Industrial Rubber Products' operating results has been affected by certain significant transactions and nonrecurring items in each period. During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. Under the new rules goodwill and certain intangible assets must be assessed for impairment using fair value measurement techniques. The Company completed its initial goodwill impairment testing during the first quarter of 2002, and initially determined that there was no impairment of goodwill. However, the Company has subsequently revised its conclusion as a result of further impairment testing, including consideration of its market capitalization, as requested by the SEC. Therefore, the Company has restated its results for the first quarter of 2002, and recorded a $869,260 noncash pretax charge for the impairment of goodwill, substantially all of which was generated in the acquisitions of TJ Products and Irathane Systems. The charge reflects overall market declines since the acquisitions were announced. The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements. In order to enhance comparability, the Company compares current year results to the prior year exclusive of this charge.

Management Discussion and Analysis

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

     Net Income/(Loss) Before Tax. Before the $521,556 net of tax charge for goodwill impairment, the net income before tax for the quarter ending March 31 2002, was $83,170 and compares with a net loss of $61,418 for the same quarter in 2001. The increase can be attributed to continued SGA cost reductions and the reduction of the Company's debt with a corresponding decrease in interest expense.

     Income Taxes. During the quarter ended March 31, 2002, the Company recorded an income tax expense of $33,268. This compares with an income tax credit of $36,851 in the same quarter of 2001. In addition, the Company recorded $347,704 of deferred tax assets in connection with the cumulative effect of change in goodwill accounting. The Company does not anticipate the payment of income taxes for 2002 income due to operating loss carry-forwards from previous years, except for possibly the Irathane Elliott (Canadian) subsidiary.

     Cash Flows. The Company's cash flows from operating activities showed net cash used of $3,415 for the first three months of 2002. Working capital component changes accounted for net cash usage of $289,560. The largest usage was accounts receivable increasing by $632,481 primarily due to one project. This project was with Acotec, of which the Company owns 10% of the common stock. Acotec has extended payment terms as do the majority of the Company's foreign accounts. Offsets to this included inventories being reduced by $138,607 and accounts payable and accrued expenses increasing by $197,953. These net unfavorable working capital changes were partially offset by the positive cash flows resulting from income before depreciation, amortization, deferred taxes, and cumulative effect of goodwill accounting change, of $286,145.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             Exhibit 10 Eight Amendment to Credit Agreement between Company and US Bank dated January 31, 2002.
             Exhibit 11  Statement Re: Computation of Earnings per Share.
             Exhibit 99 (1) Certification pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             Exhibit 99 (2) Certification pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)







Date: August 14, 2002                                /s/ James Skalski
                                               ---------------------------------
                                                       James Skalski
                                                        Comptroller

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

                                                INDUSTRIAL RUBBER PRODUCTS, INC.

                                                By:
                                                Title:

                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share

                                                              Three Months Ended
                                                                    March 31,
                                                               ----------------
                                                                      2002
                                                                   ----------
Primary and full diluted:
  Weighted average shares outstanding
    during the period                                                 4,187,205
                                                                     ----------
Net Income                                                           $(471,654)
                                                                     ----------
Net income/(loss) per share - basic                                     $(0.11)
                                                                     ==========
Net income/(loss) per share - diluted:                                   (0.11)

     Net income per share is computed based upon the weighted average number of shares outstanding during the period. The Stock Options and Warrants discussed in the Company's Schedule 14A filed April 17, 2002 were not dilutive for the period ending March 31, 2002.

                                  Exhibit 99(1)

                        INDUSTRIAL RUBBER PRODUCTS, INC.

                Certification pursuant to 18 U.S.C. Section 1350,
                       as adopted pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002

     In connection with the Amended Quarterly Report of Industrial Rubber Products, Inc. (the "Company") on Form 10-QSB/A for the period ending March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel O. Burkes, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of March 31, 2002 (the last date of the period covered by the Report).

                                              /s/ Daniel O. Burkes
                                             -----------------------------------
                                                Daniel O. Burkes
                                                President and
                                                Chief Executive Officer
                                                August 14, 2002

                                  Exhibit 99(2)

                        INDUSTRIAL RUBBER PRODUCTS, INC.

                Certification pursuant to 18 U.S.C. Section 1350,
                       as adopted pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002

     In connection with the Amended Quarterly Report of Industrial Rubber Products, Inc. (the "Company") on Form 10-QSB/A for the period ending March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Skalski, Comptroller of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of March 31, 2002 (the last date of the period covered by the Report).

                                              /s/ James Skalski
                                             -----------------------------------
                                                James Skalski
                                                Comptroller
                                                August 14, 2002