Form 10QSB
period 2002-06-30
INDUSTRIAL RUBBER PRODUCTS INC
filed 2002-08-14
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2002 or

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

Common Stock, $.001 Par Value - 5,437,205 shares as of August 13, 2002.

Transitional Small Business Disclosure Format (check one)  Yes   No x

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Industrial Rubber Products, Inc.
                            Condensed Balance Sheets
                       June 30, 2002 and December 31, 2001

                                                                                  June 30                December 31
                                                                                   2002                     2001
                                                                                 Unaudited
                                                                            -------------------      -------------------
Assets

Current Assets
              Cash and Cash Equivalents                                                $ 156,540               $ 324,607
              Trade Receivables, net of allowances                                     2,351,267               2,343,243
              Inventories                                                              1,184,182               1,166,081
              Prepaid Expenses                                                           269,239                 287,432
              Deferred Taxes                                                             261,000                 261,000
                                                                            -------------------      -------------------
              Total Current Assets                                                   $ 4,222,228             $ 4,382,363
                                                                            -------------------      -------------------
Other Assets
              Cash Value of Life Insurance                                             $ 242,977               $ 238,720
              Investment in common stock of Acotec S.A.                                $ 120,000               $ 120,000
              Goodwill                                                                         0               1,081,951
              Accumulated Amortization                                                         0                (212,691)
              Loan Origination Fees                                                      127,983
              Prepaid Expenses                                                            14,974                  14,974
                                                                            -------------------      -------------------
              Total Other Assets                                                       $ 505,934             $ 1,242,954
                                                                            -------------------      -------------------

Deferred Taxes                                                                       $ 1,240,235               $ 980,000

Property, Plant and Equipment
              Land                                                                     $ 511,576               $ 511,576
              Buildings                                                                1,610,551               1,610,551
              Automotive Equipment                                                       527,560                 527,560
              Machinery and Equipment                                                  6,339,793               6,303,351
                                                                            -------------------      -------------------
                                                                                     $ 8,989,480             $ 8,953,038
              Less Accumulated Depreciation                                            3,826,573               3,413,095
                                                                            -------------------      -------------------
              Net Property, Plant and Equipment                                      $ 5,162,907             $ 5,539,943
                                                                            -------------------      -------------------
Total Assets                                                                        $ 11,131,304            $ 12,145,260
                                                                                     ===========              ===========

Liabilities and Stockholder's Equity

Current Liabilities

              Bank Note Payable                                                        $ 860,269             $ 4,699,996
              Current Maturities of Long-term Debt                                       552,850                  67,088
              Accounts Payable                                                           889,076                 794,369
              Accrued Expenses                                                           710,920                 608,663
              Income Taxes Payable                                                             0                  51,296
                                                                            --------------------     -------------------
              Total Current Liabilities                                              $ 3,013,115             $ 6,221,412
                                                                            --------------------     -------------------

Long-term Debt, less current maturities                                              $ 2,848,547               $ 775,298
                                                                            --------------------     -------------------
Stockholder's Equity

              Common Stock, $.001 per value; authorized
                  25,000,000 shares; issued 4,187,205 in 2001;
                  and 5,437,205 in 2002.                                                 $ 5,437                 $ 4,187
              Additional paid-in capital                                               6,137,612               5,638,862
              Retained Earnings                                                         (884,833)               (494,481)
              Accumulated other comprehensive income                                      11,426                     (18)
                                                                            --------------------     -------------------
              Total Stockholder's Equity                                             $ 5,269,642             $ 5,148,550
                                                                            --------------------     -------------------
Total Liabilities and Stockholder's Equity                                          $ 11,131,304            $ 12,145,260
                                                                                     ===========             ===========

                        Industrial Rubber Products, Inc.
                         Condensed Statements of Income
                                   (Unaudited)


                                                         Three Months Ended                              Six Months Ended
                                                              June 30,                                       June 30,
                                              ---------------------------------------    ---------------------------------------
                                                       2002                2001                   2002                2001
                                              ------------------- -------------------    ------------------- -------------------
Net Sales                                        $ 3,205,161         $ 4,114,980            $ 6,873,847         $ 7,968,616
Cost of Sales                                      2,337,713           3,128,508              5,235,886           6,235,129
                                              ------------------- -------------------    ------------------- -------------------
     Gross Profit                                  $ 867,448           $ 986,472            $ 1,637,961         $ 1,733,487

Selling, General and Administrative Expense          647,544             700,374              1,238,524           1,349,067
                                              ------------------- -------------------    ------------------- -------------------
Operating Income/(Loss)                            $ 219,904           $ 286,098              $ 399,437           $ 384,420
                                              ------------------- -------------------    ------------------- -------------------
Nonoperating Income/(Expense)
     Interest Income                                   $ 645               $ 831                  $ 943             $ 5,119
     Interest Expense                                (85,046)           (143,835)              (181,707)           (307,863)
     Gain/(Loss) on sale of assets                         0                (944)                     0                (944)
                                              ------------------- -------------------    ------------------- -------------------
                                                   $ (84,401)         $ (143,948)            $ (180,764)         $ (303,688)
                                              ------------------- -------------------    ------------------- -------------------

Income/(Loss) Before Tax                           $ 135,503           $ 142,150              $ 218,673            $ 80,732

Income Tax Expense/(Credit)                           54,201              56,860                 87,469              32,293
                                                 -----------         ------------           --------------      ------------
Income/(Loss) before cumulative effect of           $ 81,302            $ 85,290              $ 131,204            $ 48,439
change in accounting principal net of tax

Cumulative effect of accounting change
in goodwill accounting method net of tax                                                       (521,556)
                                                --------------------------------           --------------------------------
                                                    $ 81,302            $ 85,290             $ (390,352)           $ 48,439
                                                 ===========         ===========            ===========         ===========

Basic and Diluted Earnings/(Loss)
Per Share Note 3

Income/(Loss) before cumulative effect of
change in goodwill accounting method                  $ 0.02                 $ 0                 $ 0.03


Cumulative effect of change in goodwill                                                         $ (0.12)
accounting method

Net Income/(Loss)                                     $ 0.02              $ 0.02                $ (0.09)             $ 0.01
                                                  ===========         ===========            ===========         ===========

Weighted Average Shares Outstanding                4,613,030           4,187,205              4,401,293           4,187,205



                                               Industrial Rubber Products, Inc.
                                                 Statements of Cash Flows
                                                         (Unaudited)

                                                                                           Six Months Ended
                                                                                                   June 30,
                                                                               ---------------------------------------------
                                                                                    2002                 2001
                                                                               -------------------  -------------------
Cash Flows from Operating Activities
            Net Income/(Loss)                                                        $ (390,352)            $ 48,439
            Adjustments to reconcile net income/(loss) to net
               cash provided by (used in) operating activities:
                             Depreciation                                               413,478              414,789
                             Cumulative effect of accounting change                     869,260                    0
                             Amortization                                                     0               36,065
                             (Gain)/Loss on sale of property                                  0                  944
                             Deferred Taxes                                            (260,235)              32,293
            Changes in working capital components net of
               effect from purchase of business:
                             (Increase) Decrease in:
                                 Receivables                                             (8,024)            (319,500)
                                 Inventories                                            (18,101)             491,316
                                 Prepaid Expenses                                        18,193                7,943
                             Increase (Decrease) in:
                                 Accounts payable and accrued expenses                  145,668             (382,384)
                                                                               -------------------  -------------------
Net cash provided by (used in) operating activities                                   $ 769,887            $ 329,905
                                                                               -------------------  -------------------
Cash Flows from Investing Activities
            Purchase of Property and Equipment                                          (36,442)             (68,367)
            (Increase) decrease in cash value of life insurance                          (4,257)              (2,500)
            Proceeds from the sale of property                                                                   250
            Proceeds from the maturity of marketable debt securities                          0                    0
            Purchase of Businesses                                                            0                    0
            Other Investing Activities                                                        0                    0
                                                                               -------------------  -------------------
Net cash provided by (used in) investing activities                                   $ (40,699)           $ (70,617)
                                                                               -------------------  -------------------
Cash Flows from Financing Activities
            Net proceeds of stock offering                                            $ 500,000
            Net proceeds (repayments) on short-term borrowings                       (3,839,727)            (325,000)
            Principal payments on long-term borrowings                                  (40,989)             (31,649)
            Proceeds from long-term debt borrowings                                   2,600,000                    0
            Disbursements on loan origination fees                                     (127,983)                   0
            Disbursements for common stock reacquired                                         0                    0
                                                                               -------------------  -------------------
Net cash provided by (used in) financing activities                                  $ (908,699)          $ (356,649)
                                                                               -------------------  -------------------

(Increase) Decrease in Foreign Currency Adjustment (Note 6)                            $ 11,444             $ (2,635)
                                                                               -------------------  -------------------

Net increase (decrease) in cash and cash equivalents                                 $ (168,067)           $ (99,996)

Cash and cash equivalents
            Beginning                                                                   324,607              388,351
                                                                               -------------------  -------------------
            Ending                                                                    $ 156,540            $ 288,355
                                                                                    ===========          ===========

Supplemental Disclosures of Cash Flow Information
            Cash payments for interest                                                $ 211,040            $ 322,041
                                                                                    ===========          ===========
            Cash payments for income taxes                                             $ 53,706                  $ 0
                                                                                     ===========          ==========

                        Industrial Rubber Products, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

     Note 1. Basis of Presentation. The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended June 30, 2002 and June 30, 2001 (b) the results of operations for the six months ended June 30, 2002 and June 30, 2001(c) the financial position at June 30, 2002 and (d) the cash flows for the six month periods ended June 30, 2002 and June 30, 2001. Operating results for the three month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet presented as of December 31, 2001 has been derived from the financial statements that have been audited by the Company's independent public accountants (McGladrey & Pullen, LLP). The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB filed April 1, 2002.

     The  results  of  operations  for  interim   periods  are  not  necessarily
indicative of results that will be realized for the full fiscal year.

Note 2.  Accounting for Business Combinations

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

     Had  SFAS  No.  142  been   effective  at  the  beginning  of  2001,   the
non-amortization provisions would have had the following effect on the results of the quarter and 6-month ended June 30, 2002:

                                                                        Quarter Ended
                                                                ---------------------------
                                                                   June 30,       June 30,
(In thousands, except per share amounts)                             2002           2001
                                                                ---------------------------
Reported net income/loss                                           $ 81,302      $ 85,290
Add back:  Goodwill amortization                                          0        18,033
                                                                ---------------------------
  Adjusted net income                                              $ 81,302      $103,323
                                                                =============   ==========
Basic and Diluted earnings per share
  Reported net income per share                                    $    .02      $    .02
  Goodwill amortization                                                   0             0
                                                                ---------------------------
  Adjusted net income per share - basic                            $    .02      $    .02
                                                                =============   ==========

                                                                      6-months Ended
                                                                ---------------------------
                                                                   June 30,       June 30,
(In thousands, except per share amounts)                             2002           2001
                                                                ---------------------------
Reported net income/loss                                          $(390,352)     $ 48,439
Add back:  Goodwill amortization                                          0        36,065
                                                                ---------------------------
  Adjusted net (loss) income                                      $(390,352)     $ 84,504
Add back:  Cumulative effect of change in accounting
 principle                                                          521,556             0
                                                                ---------------------------
Adjusted earnings before cumulative effect of change
in accounting principle                                           $ 131,204      $ 84,504
                                                                =============   ==========
Basic and Diluted earnings per share
  Reported net (loss) income per share                             $   (.09)     $    .01
  Goodwill amortization                                                   0           .01
                                                                ---------------------------
  Adjusted net (loss) income per share - basic                     $   (.09)     $    .02
Add back:  Cumulative effect of change in accounting
principle                                                          $     .12     $      0
                                                                ---------------------------
Adjusted earnings per share before cumulative effect
of change in accounting principle - basic                          $     .03     $    .02
                                                                =============   ==========


Note 3.  Inventories.  Inventories consist of the following:

                                  30-Jun-02    31-Dec-01
                             ---------------------------
Raw material                  $    947,335  $    977,065
Work in process                      8,968         8,856
Finished goods                     435,848       354,603
Raw material / customer             29,624        26,531
Allowance for obsolescence        (237,593)     (200,974)
                             ---------------------------
                               $ 1,184,182   $ 1,166,081
                             ===========================

     Note 4. Related Party Transactions. As of June 30, 2002 the Company had no receivables with Nelson Roofing, Inc. ("NRI") or K Building Components, Inc. ("KBC"), both companies owned solely by the majority stockholder of the Company. The Company from time to time provides management and administrative services to NRI and receives a management fee for such services. Management fees invoiced to Nelson Roofing, Inc. amounted to $35,427 in the second quarter of 2001. There were no management fees invoiced to NRI in the first six months of 2002

     The Company owns 10 percent of the stock of Acotec S.A. (Acotec). The remaining 90 percent of Acotec is owned by one of the members of Industrial Rubber Products' Board of Directors. Sales to Acotec amount to $954,117 for the first six months of 2002. Accounts receivable from Acotec was $ 523,706 at June 30, 2002.

     Note 5. Earnings per share. Earnings per share are computed based upon the weighted average number of shares outstanding during the period. The stock options and warrants discussed in the Company's Schedule 14A filed April 17, 2002 were not dilutive for the period ending June 30, 2002.

     Note 6. Total comprehensive income. For the six-month period ended June 30, 2002, total comprehensive loss was $383,486. For the quarter ended June 30, 2002, total comprehensive income was $81,850. The difference between total comprehensive income and net income was due to foreign currency transaction adjustments net of tax.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the second quarter of 2002 and the same period of 2001. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

Forward Looking Statements

     Certain matters discussed in this Form 10QSB contain "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

Critical Accounting Policies

     The Company prepares the financial statements in conformity with accounting principles generally accepted in the United States of America. Therefore, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting policies, which the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results, include the following:

     Accounts receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by review of the current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for doubtful accounts based upon historical experience and any specific customer collection issues that have been identified. The general payment terms are net 30-45 days for domestic customers and net 90- 120 days for foreign customers.

     Deferred taxes. At June 30, 2002, the Company had approximately $1,500,000 of deferred tax assets. The deferred tax assets result primarily due to net operating loss carryforwards. At June 30, 2002, the Company had federal net operating loss carryforwards of approximately $4,000,000 and state operating loss carryforwards of approximately $2,700,000. These carryforwards are available to offset future federal and state taxable income and are, therefore, expected to reduce taxes paid by the Company. The federal net operating loss carryforwards expire in years 2018 through 2021 and the state operating loss carryforwards expire in years 2013 through 2016. In order to realize the deferred tax assets related to these carryforwards, the Company must generate federal and state taxable income at least equal to the net operating loss carryforwards before they expire. For the six months ended June 30, 2002, the Company generated taxable income of approximately $200,000. The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

     Inventories. Inventories are stated at the lower of cost or market. Cost is
determined  by  the  first-in,   first-out  method.  The  Company  monitors  its
inventories for obsolescence and records allowances when required.

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

Management Discussion and Analysis

     Net Sales. Net sales for the quarter ending June 30, 2002, of $3,205,161 compares with $4,114,980 in the same quarter of 2001. Net sales for the six-month period ending June 30, 2002, of $6,873,847 compares with $7,968,616 in the same period in 2001. The decrease in sales for the quarter and the six-month period was continued weak markets for the Companies products.

     The Company's order backlog on June 30, 2002, was approximately $1,500,000.

     Cost of Sales. Cost of sales as a percentage of net sales was 72.9% in the second quarter of 2002 compared with 76.0% in the same quarter of 2001. This decrease was the result of improved margins and reduced manufacturing costs. Cost of sales for the first six months of 2002 were 76.2% of net sales compared with 78.2% for the same period in 2001. The decrease was the result of improved margins and reduced manufacturing costs. Product mix resulted in improved margins while continued cost cutting measures reduced manufacturing expenses.

     Selling, General and Administrative Expenses. Normal selling, general and administrative expenses decreased from $700,374 (17.0% of net sales) in the second quarter of 2001 to $647,544 (20.2% of net sales) in the same quarter of 2002. The decrease in total cost was the result of the Company's ongoing efforts to reduce expenses at all divisions and the corporate office. For the six-month period ending June 30, 2002, normal selling, general and administrative expenses of $1,238,524 (18.0% of net sales) compares with $1,349,067 (16.9% of net sales) in the same period in 2001.

     Nonoperating Income and Expense. The major nonoperating expense, interest expense, decreased from $143,835 in the second quarter of 2001 to $85,046 in the same quarter of 2002. The decrease was the result of lower interest rates and greatly reduced debt. For the six-month period ended June 30, 2002, interest expense was $181,707 and compares with $307,863 in the same period in 2001.

     Net Income/(Loss) Before Tax. Before the $521,556 net of tax charge for goodwill impairment, net income before tax for the quarter ending June 30, 2002, was $135,503 and compares with net income before tax of $142,150 for the same quarter in 2001. The slight decline was due to the 22% decrease in net sales, which was nearly offset by margin improvements and expense reductions. Net income before tax for the six-month period ending June 30, 2002, was $218,673 and compares with $80,732 in the same six-month period in 2001. The improvement was made by reducing both SGA and interest expense by significant amounts.

     Income Taxes. During the quarter ended June 30, 2002, the Company recorded an income tax expense of $54,201. This compares with a tax expense of $56,860 in the same quarter of 2001. For the six-month period ended June 30, 2002, the Company recorded an income tax expense of $87,469, which compares with a tax expense of $32,293 in the same period of 2001. In addition, the Company recorded $347,704 of deferred tax assets in connection with the cumulative effect of change in goodwill accounting. The Company does not anticipate the payment of income taxes for 2002 income due to operating loss carry forwards from previous years, except for possibly at the Irathane Elliott (Canadian) subsidiary.

     Cash Flows. The Company's cash flows from operating activities showed net cash provided of $769,887 for the first six months of 2002. Working capital component changes accounted for net cash provided of $137,736. Accounts payable and accrued expenses increased by $145,668, due primarily to timing of payments. These net working capital changes were increased by net income, excluding depreciation, cumulative effect of accounting change and deferred taxes, of $632,151.

     The Company showed net cash used in investing activities of $40,699 in the first six months of 2002. The major item was $36,442 for the purchase of property and equipment, which reflects the Company's efforts to minimize capital expenditures, and compares with capital expenditures of $68,367 for the same period if 2001. The Company used $908,699 in financing activities for the first six months of 2002. Proceeds from a stock offering of $500,000 and an increase in net long term borrowings by $2,559,011 for the six month period were offset by the retirement of $3,839,727 of short term borrowings. As part of the refinancing done in this period the Company also incurred $127,983 of loan origination fees. In total, the Company showed a net decrease in cash of $168,067 for the first six months of 2002. This reduced the Company's cash balance from $324,607 to $156,540.

     Liquidity and Sources of Capital. During the period the Company replaced all of its short term debt with US Bank with new financing agreements.

     Two long term secured loans were closed on June 28, 2002; one for $1,600,000 (at a fixed rate of 7.75% payable monthly over 7 years) with the Northland Foundation of Duluth, Minnesota and the other for $1,000,000 (at a floating rate of 2% above Wall Street Journal Prime, adjusted monthly, payable monthly over 10 years) with Northern State Bank of Virginia, Virginia, Minnesota. The Northland Foundation loan is secured by the Company's machinery and equipment at Hibbing, Minnesota and West Jordan, Utah. The Northern State Bank loan is secured by mortgages on some of the Company's real estate and the Company's furniture, fixtures, tools, molds and vehicles.

     The Company also entered into a loan with Itasca Business Credit Co. of St. Louis Park, Minnesota providing for up to $1,750,000 of operating line credit secured by inventory, accounts receivable, general intangibles and equipment. The operating line is payable on demand and provides for monthly installment payments of interest at a variable rate of 3.75% above US Bank Prime Rate. The Company's operating line balance was $860,269 on June 30, 2002.

     The President of the Company has personally guaranteed the above three loans. The new loan agreements contain certain loan covenants including restrictions on dividends.

     Aggregate maturities required on long-term debt as of June 30, 2002 are as follows:

Years ending June 30
--------------------------------------------------------------------------------
2002                                                                  $  552,850
2003                                                                     326,307
2004                                                                     353,841
2005                                                                     383,786
2006                                                                     416,363
Thereafter                                                            $1,368,250
                                                                      ----------
                                                                      $3,401,397
                                                                      ==========

     Gross lease payments under the building lease are $109,080 each year through December 31, 2009. Total lease payments remaining on June 30, 2002 amount to $818,100, including imputed interest of $268,571.

     In addition, on May 31, 2002 the Company completed a private placement of 1,250,000 shares of the Company's common stock. The proceeds from this transaction were $500,000.

     The Company believes that it can fund proposed capital expenditures and operating requirements from operations and bank credit lines.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

     On May 31, 2002, the Company sold 1,250,000 shares of its common stock. The stock was sold in a private placement with no underwriter to the Trustee of the Company's 401K Plan who was acting for the benefit of Daniel O. Burkes, the Company's President and Nancy J. Burkes, his spouse. The gross proceeds of the sale were $500,000 and the Company received the gross proceeds without any deduction for discounts or commissions. The transaction was exempt under Sections 3(a)(11) and 4(2) of the Securities Act involving a transaction that took place wholly within the State of Minnesota and a transaction that did not involve any public offering. As disclosed in the Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations under Cash Flows and Liquidity and Sources of Capital, the proceeds of this offering were used, together with the proceeds of the Company's other long term financing proceeds and new credit line proceeds, to pay off the Company's existing short-term debt.


Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.
             Exhibit 10(25) Ninth Amendment to Credit Agreement between Company and U.S. Bank dated May 1,2002
             Exhibit 10(26) Loan Agreement between the Company and Northland Foundation dated June 28, 2002
             Exhibit 10(27) Financing Agreement between the Company and Itasca Business Credit, Inc. dated June 28, 2002
             Exhibit 10(28) Real Estate Mortgage from Company to Northern State Bank of Virginia dated June 28, 2002
             Exhibit 10(29) U.S. Small Business Administration Note from Company to Northern State Bank of Virginia dated June 28, 2002
             Exhibit 11 Statement re Computation of Earnings per Share
             Exhibit 99 (1) Certification pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             Exhibit 99 (2) Certification pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Forms 8-K.

     The Company filed a report on From 8-K on June 28, 2002 reporting on the four transactions, the private placements sale of common stock, the two long term financing arrangements and the Company's short term credit line arrangement that replaced the Company's existing short term debt of $3,942,144.78 with a combination of additional equity, long term borrowing and short term borrowing.



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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)




Date: August 14, 2002                               /s/ James Skalski
                                               ---------------------------------
                                                       James Skalski
                                                        Comptroller

                                Exhibit 10 (25)

                                 NINTH AMENDMENT
                                       TO
                                CREDIT AGREEMENT


     This Ninth Amendment to Credit Agreement dated as of May 1, 2002 is by and between INDUSTRIAL RUBBER PRODUCTS, INC., a Minnesota corporation (the "Borrower") and U.S. BANK NATIONAL ASSOCIATION, a national banking association (the "Lender").

                                    RECITALS


     A. The Borrower and the Lender have entered into a Credit Agreement dated as of March 30, 1999, as amended by a First Amendment to Credit Agreement dated as of September 30, 1999, as amended by that Second Amendment to Credit Agreement dated as of March 31, 2000, as further amended by that Third Amendment to Credit Agreement dated as of June 9, 2000, as further amended by that Fourth Amendment to Credit Agreement dated as of December 31, 2000, as further amended by a Fifth Amendment to Credit Agreement dated as of March 7, 2001, as further amended by that Sixth Amendment to Credit Agreement dated as of July 12, 2001, as further amended by that Seventh Amendment to Credit Agreement dated as of November 20, 2001, and as further amended by that Eighth Amendment to Credit Agreement dated as of January 31, 2002 (as amended, the Credit Agreement").

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

     Section 2. Amendments. The Credit Agreement is hereby amended as follows:


     2.1. The Commitments. Section 2.1 of the Credit Agreement is amended in its entirety to provide as follows:

     2.1(a) Revolving Credit. A revolving loan (the "Revolving Loan") to the Borrower available as Advances at any time and from time to time from May 1, 2002 to July 31, 2002 (the "Revolving Maturity Date"), during which period the Borrower may borrow, repay and reborrow in accordance with the provisions hereof, provided, that the unpaid principal amount of revolving Advances shall not at any time exceed $1,200,000 (the "Revolving Commitment Amount"); and provided, further, that no revolving Advance will be made if, after giving effect thereto, the unpaid principal amount of the Revolving Note would exceed the Borrowing Base.

     2.1(b) A term loan (the "Term Loan") from the Lender to the Borrower in the amount of $4,023,106.77 (the "Term Loan Commitment Amount").

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

     (a) The Borrower shall have executed and delivered to the Lender this Ninth Amendment.

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

     IN WITNESS WHEREOF, the parties hereto have caused this Ninth Amendment to Credit Agreement to be executed by their officers thereunto duly authorized as of the date first above written.

                                        INDUSTRIAL RUBBER PRODUCTS, INC.


                                        By  ___/s/___________________________
                                        Title________________________________

                                        U.S. BANK NATIONAL ASSOCIATION

                                       By  _____/s/_________________________
                                       Title________________________________

                                 Exhibit 10(26)

                                 LOAN AGREEMENT
               (USDA Business and Industry Program Loan Guaranty)

     This LOAN AGREEMENT (this "Agreement") is made and entered into on June 28, 2002, by and between NORTHLAND FOUNDATION, a Minnesota non-profit corporation, hereinafter referred to as "Northland", the address of which is 610 Sellwood Building, 202 West Superior Street, Duluth, Minnesota 55802, and INDUSTRIAL RUBBER PRODUCTS, INC., a Minnesota Corporation, the address of which is 3516 East 13th Avenue, Hibbing, Minnesota 55746, hereinafter referred to as "Borrower".

     NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, Northland and Borrower agree as follows:

1. The Loan;  Disbursement.

     a. Following the approval of the United States of America acting through the United States Department of Agriculture and its Business and Industry Loan Guaranty Program ("USA"), issuance by USA of its Conditional Commitment for
Guaranty with respect to the Loan described herein (the "Conditional Commitment") and the closing hereunder, Northland will loan to Borrower, the principal sum of One Million Six Hundred Thousand ($1,600,000) (the "Loan") which will be used for the purpose of working capital and refinancing Borrower's outstanding debt (the "Project"). Such Loan will bear interest at the rate of seven and three-quarters percent (7.75%) per annum computed on a 30/360 day basis and actual days elapsed and be repayable in accordance with the terms stated in the Promissory Note in the form attached hereto as Exhibit A (the "Note"). The Conditional Commitment is incorporated by reference in its entirety as though fully set forth herein.

     b. The Loan will be disbursed in full to the Borrower at closing.

     2. Loan Origination Fee; Loan Guaranty Fee. At or prior to closing, Borrower must pay the following to Northland:

     a. a loan origination fee of one percent (1.00%) of the original principal balance of the Loan, which amounts to $16,000.00; and

     b. a loan guaranty fee of two percent (2.00%) of the guaranteed portion (80%) of the original principal balance of the Loan, which amounts to $25,600.00.

     The loan origination fee and the loan guaranty fee may be paid out of the proceeds of the Loan.

     3. Security. As security for the Loan, Borrower must execute or deliver, or both, as the case may be, to Northland at the closing, the following documents (the "Documents"):

     a. A Security Agreement in form and substance satisfactory to Northland (the "Borrower Security Agreement") which grants Northland a first security interest in all machinery and equipment (excluding tooling, molds, furniture, fixtures and vehicles) now owned and hereafter acquired by Borrower at or near its Hibbing, Minnesota and West Jordan, Utah locations (the "Borrower Collateral"), along with such financing statements and other documents as Northland or USA may request to give the public notice of Northland's or USA's security interest.

     b. The guaranty of Irathane Systems, Inc. ("Irathane") in form and substance satisfactory to Northland (the "Irathane Guaranty") secured by a Security Agreement in form and substance satisfactory to Northland (the "Irathane Security Agreement") which grants Northland a first security interest in all machinery and equipment (excluding tooling, molds, furniture, fixtures and vehicles) now owned and hereafter acquired by Irathane at or near its Hibbing, Minnesota and West Jordan, Utah locations (the "Irathane Collateral"), along with such financing statements and other documents as Northland or USA may request to give the public notice of Northland's or USA's security interest.

     c. The guaranty of Industrial Rubber Applicators, Inc. ("Applicators") in form and substance satisfactory to Northland (the "Applicators Guaranty") secured by a Security Agreement in form and substance satisfactory to Northland (the "Applicators Security Agreement") which grants Northland a first security interest in all machinery and equipment (excluding tooling, molds, furniture, fixtures and vehicles) now owned and hereafter acquired by Applicators at or near its Hibbing, Minnesota and West Jordan, Utah locations (the "Applicators Collateral"), along with such financing statements and other documents as Northland or USA may request to give the public notice of Northland's or USA's security interest.

     d. The guaranty of Industrial Rubber Products - Utah, Inc. ("Utah") in form and substance satisfactory to Northland (the "Utah Guaranty") secured by a Security Agreement in form and substance satisfactory to Northland (the "Utah Security Agreement") which grants Northland a first security interest in all machinery and equipment (excluding tooling, molds, furniture, fixtures and vehicles) now owned and hereafter acquired by Utah at or near its Hibbing, Minnesota and West Jordan, Utah locations (the "Utah Collateral"), along with such financing statements and other documents as Northland or USA may request to give the public notice of Northland's or USA's security interest. (The Borrower Collateral, the Irathane Collateral, the Applicators Collateral and the Utah Collateral are collectively referred to herein as the "Collateral." The Borrower Security Agreement, the Irathane Security Agreement, the Applicators Security Agreement and the Utah Security Agreement are collectively referred to herein as the "Security Agreements.")

     e. The personal guaranty of Daniel O. Burkes ("Burkes") in form and substance satisfactory to Northland (the "Burkes Guaranty"). (Irathane, Applicators, Utah and Burkes are collectively referred to herein as the "Guarantors." The Irathane Guaranty, the Burkes Guaranty, the Applicators Guaranty and the Utah Guaranty are collectively referred to herein as the "Guarantors.")

     f. A Collateral Assignment of Life Insurance on the life of Burkes (the "Collateral Assignment") in form and substance satisfactory to Northland with death benefits not less than the unpaid balance of the Loan. Notwithstanding anything in this Section to the contrary, the Collateral Assignment must be provided within five weeks of the date of this Agreement.

     g. Such other documents or requirements as USA may require in the Conditional Commitment.

     h. Such other documents as Northland or USA may require in their sole discretion for additional security if at any time during the term of the Loan Northland or USA determines additional security is required to protect their interests, so long as (i) the providing of such additional security by Borrower is consistent with the provisions of its security agreements existing on the date hereof and (ii) the providing of such additional security by Borrower does not cause a default under such security agreements.

     4. Northland's Expenses. Borrower must pay Northland's legal expenses incurred in making this Loan, together with all other reasonable costs and expenses incurred by Northland in connection with this Loan, including any filing and recording fees necessary to perfect Northland's interest in any of the Documents, the Collateral or any other collateral required from Borrower hereunder.

     5. Borrower Warranties. Borrower covenants, warrants and agrees that:

     a. Borrower is a duly organized corporation, in good standing in the State of Minnesota, the representative of which is authorized to execute and deliver this Agreement, the Note, the Documents and other documents referred to herein, and in so doing does not violate any law, its Articles of Incorporation or Bylaws, or any other agreement or instrument to which it is a party. Each of Applicators and Irathane are duly organized corporations, in good standing in the State of Minnesota. Utah is a duly organized corporation, in good standing in the State of Utah.

     b. This Agreement and the Documents have been duly authorized, executed and are in all respects the valid and binding obligation of Borrower and Guarantors enforceable in accordance with their terms, and grant to Northland a valid and enforceable first lien upon the Collateral.

     c. All financial statements and other documents submitted to Northland in connection with this Loan were true and accurate when made; are true and correct on the date hereof and will be true and correct on the date of closing, except for immaterial changes in the financial condition of Borrower; and do not fail to represent the financial conditions of the subjects thereof as of their respective dates thereof.

     d. Borrower is not in default in the payment or performance of any note, indenture, mortgage, security agreement or contract, except as may be disclosed in writing to Northland.

     e. There are no actions, suits or proceedings pending, or to the knowledge of Borrower threatened, against or affecting Borrower or any Guarantor or the Collateral, or involving the validity or enforceability of this Agreement or the Documents or the priority of the lien thereof, at law or in equity, or by any governmental authority and Borrower is not in default with respect to any order, writ, injunction, decree or demand of any court or governmental authority.

     f. Borrower has no knowledge of any violations or notices of violations of any federal, state, local law, order, ordinance or requirement which in any way relate to or affect any Collateral, which currently exists or which would exist as a result of the project financed by the Loan. The project financed hereunder complies and will comply with all governmental laws and regulations and requirements, zoning and subdivision ordinances, set back requirements and regulations of all governmental bodies exercising jurisdiction over the Collateral, including environmental protection, energy and any handicapped accessibility regulations.

     g. Industrial Rubber Products - Montana, Inc. and Industrial Rubber Products - Arizona, Inc. are inactive entities and have no ownership interest in the Collateral.

     h. The correct legal name of Borrower is Industrial Rubber Products, Inc. The correct legal name of Irathane in Irathane Systems, Inc. The correct legal name of Applicators is Industrial Rubber Applicators, Inc. The correct legal name of Utah is Industrial Rubber Products - Utah, Inc., doing business as TJ Products, Inc

     i. Borrower is committed to:

     i. creating or retaining jobs for low-income workers whose family incomes are less than 80 percent of area median income;

     ii. providing employer-assisted benefits programs that enhance individual asset development; and

     iii. providing a company-wide starting wage on average that is at least 110 percent of the current poverty level for a family of four

     6. General Covenants of Borrower. Borrower covenants, warrants and agrees that so long as any portion of the Loan remains unpaid:

     a. Borrower will comply with all representations contained in the Application for Loan and Guaranty (Business and Industry) dated April 2, 2002, submitted by Borrower to Northland which is incorporated herein by reference (the "Application").

     b. Borrower will take out, pay for and maintain hazard insurance as follows:

     i. Such insurance must be maintained with a responsible company in such amount and against such risks as customarily carried by prudent owners of similar businesses and property, including but not limited to fire, windstorm, lightning, hail, business interruption, explosion, riot, civil commotion, aircraft, vehicle, marine, smoke, builder's risk, public liability, property damage, flood or mudslide if applicable, or any other hazard insurance that may be required to protect the security granted hereunder.

     ii. The amount of such insurance must be at least the lesser of the depreciated replacement value of the property being insured or the amount of the Loan.

     iii. Northland must be named as a beneficiary (standard lender's loss payable endorsement) of such insurance and must be named as payee or co-payee with respect to any award of insurance proceeds for damage to property required to be insured by this Agreement.

     iv. At the closing of the Loan, Borrower must furnish Northland a certificate of such insurance which must provide that it will not be terminated or materially reduced without ten days prior written notice to Northland.

     c. Borrower must have and maintain worker's compensation insurance in accordance with Minnesota law.

     d. Upon reasonable notice, Northland, its employees or agents must be permitted to inspect the records of Borrower as well as Borrower's place of business and equipment during Borrower's normal business hours.

     e. Borrower will not sell, encumber, transfer or otherwise pledge or allow the sale, encumbrance, transfer or pledge of the Collateral to any other person for any purpose whatsoever except with the prior written consent of Northland, and except for the sale by Borrower, Irathane, Applicators or Utah in the ordinary course of business of Collateral that is obsolete or unusable.

     f. Borrower will cooperate with Northland in obtaining full benefits of any insurance proceeds or condemnation awards lawfully or equitably payable to Northland in connection with the transaction contemplated hereby in collection of any indebtedness or obligation of Borrower to Northland incurred hereunder (including payment by Borrower of the expense of an independent appraisal on behalf of Northland in case of casualty or taking affecting the Collateral).

     7. Reporting Requirements of Borrower. Borrower covenants and agrees to provide the following reports so long as any portion of the Loan remains unpaid:

     a. Employment Reports.

     i. Borrower will provide information on its total company employment, compensation and benefits on a form or forms provided by Northland.

     ii. Borrower will provide Northland a report as to the jobs created as a result of the Loan on a form or forms provided by Northland. Reports must include individual employee identification (name may be kept confidential); job title; hiring date; starting wage or salary; non-mandated benefits provided and the annual compensation value of each of the non-mandated benefits; and individual employee information on income, household size, job status prior to employment, etc., which is to be completed by each new employee as required by the Borrower.

     iii. Borrower must, at the request of Northland, provide subsequent reporting on the employment and compensation status of new employees hired and reported on pursuant to this Section.

     b. Frequency of Employment Reports. Reports required by paragraph a of this Section must be submitted as follows:

     i. on January 15 and July 15 of each year reflecting the new employees hired during the previous 6 month period ending December 31 and June 30 of such year, for the first three years after closing on the Loan; and

     ii. thereafter on an annual basis until Borrower is notified by Northland to discontinue supplying such form(s).

     c. Employment Reports. Borrower will provide Northland a statement as to the number and types of jobs created as a result of the Loan on a form or forms provided by Northland. on July 15 of each year reflecting employment as of June 30 of such year during the term of the Loan or until Borrower is notified by Northland to discontinue supplying such form(s).

     d. Financial Reports. Borrower will furnish to Northland:

     i. within 45 days of the end of each fiscal quarter, copies of Borrower's consolidated balance sheet as of the end of such quarter signed by Borrower's chief financial officer or chief executive officer; and

     ii. within 45 days of the end of each fiscal quarter, copies of Borrower's consolidated income statements for such quarter and for that part of its Fiscal Year ending with such quarter signed by Borrower's chief financial officer or chief executive officer; and

     iii. within 90 days of the end of the Fiscal Year, Fiscal Year-end audited consolidated financial statements prepared by an independent certified public accountant in accordance with generally accepted accounting principles; and

     iv. within 90 days of the end of the Fiscal Year, detailed current personal financial statements of Burkes; and

     v. within one day of the filing of any report with the Securities and Exchange Commission, a copy of such report.

     The one day, 45 and 90-day periods may be extended at the discretion of Northland. All statements required hereunder must be prepared in accordance with generally accepted accounting principles consistently applied.

     8. Financial Covenants of Borrower. Borrower covenants, warrants and agrees that so long as any portion of the Loan remains unpaid:

     a. Other than in the ordinary course of business, Borrower will neither make nor accept any advance, loan or payment to any natural person, business or corporation, including repayment of loans to Borrower from its shareholders, or guaranty or assume obligations of any person, corporation or entity whatsoever; provided that Borrower may repay such shareholder loans with the prior consent of Northland if subsequent to such repayment, Borrower's Debt to Worth Ratio is or exceeds 1.5 to 1.0.

     b. Borrower will not incur any indebtedness other than in the ordinary course of business and will not enter into any capitalized leases.

     c. Borrower will conduct the same general type of business as it presently conducts, will not change its name, will remain duly qualified to do business in the State of Minnesota and not dispose of all or substantially all of its assets or consolidate with or merge into another corporation or business or permit any other corporation or business to consolidate with or merge into it unless:

     i. the resulting, surviving or transferee corporation or business has Tangible Net Worth at least equal to that of the Borrower as it existed as of the date of the merger, is qualified to do business in the State of Minnesota and, if other than the Borrower, assumes in writing all of the obligations of the Borrower, and

     ii. it receives the prior written consent of Northland, which consent will not be unreasonably withheld.

     Every surviving, resulting or transferee corporation or business must be bound by all of the covenants and agreements of the Borrower herein with respect to any further sale or transfer. Consent as to any one transaction will not be deemed to be a waiver of the right to require consent to future or successive transactions.

     d. Except as disclosed in the Application, Borrower will neither purchase nor sell, remove, dispose of, substitute, purchase, install, assign, transfer or lease equipment or fixed assets in excess of $250,000 in any Fiscal Year without first obtaining the consent of Northland; provided, however, that if Borrower is in compliance with all the provisions of this Agreement, Northland's consent to such action will not unreasonably be withheld.

     e. Borrower will not pay any dividends to its shareholders without Northland's prior written consent; provided however, that if Borrower's Debt Service Coverage Ratio for the Fiscal Year in which the dividends are to be paid is greater than 2 to 1 after such dividend payment and Borrower is in compliance with all the provisions of this Agreement, Northland's consent to payment of such dividends will not unreasonably be withheld.

     f. Borrower will not redeem any of its stock without Northland's prior written consent; provided however, that if Borrower's Debt Service Coverage Ratio for the Fiscal Year in which the stock is to be redeemed is greater than 2 to 1 after such redemption and Borrower is in compliance with all the provisions of this Agreement, Northland's consent to such redemption will not unreasonably be withheld.

     g. Borrower will not increase the compensation of any officer who is a majority shareholder in Borrower, or the spouse thereof, without Northland's prior written consent, provided, however, that if Borrower's Debt Service Coverage Ratio for the Fiscal Year in which the increase is to be made is greater than 2.0, taking into account such increase, Borrower has an after-tax profit for the Fiscal Year in which the increase in compensation is being requested, and Borrower is in compliance with all the provisions of this Agreement, Northland's consent to such increase will not unreasonably be withheld. Northland will not consent to any increase unless Borrower is in full compliance with the provisions of this Agreement and Borrower had a positive Net Income for the Fiscal Year in which the increase is being requested.

     h. Borrower will maintain, as of the Fiscal Year ending December 31, 2002:

     i. a ratio of current assets to current liabilities as of the end of each Fiscal Year while the Loan is outstanding of at least 1.4 to 1.0; and

     ii. minimum combined working capital of $1,500,000; and

     iii. a Debt to Worth Ratio throughout the term of this Loan of not less than 1.5 to 1.0.

     i. Borrower must have a minimum of 10.0 percent tangible balance sheet equity on the date hereof, calculated in accordance with generally accepted accounting principles and excluding subordinated debt, appraisal surplus or investments in other corporations (except Borrower's subsidiaries).

     j. Borrower will promptly advise Northland in writing of:

     i. all litigation, where the amount in controversy is $30,000.00 or more, affecting Borrower, any Guarantor or any part of the Collateral; and

     ii. all complaints and charges made by any governmental authority, with a potential liability (whether monetary or otherwise) of $30,000 or more affecting the Collateral or affecting Borrower or any Guarantor.

     9. Environmental Matters. Borrower makes the following environmental covenants, representations and agreements:

     a. Borrower covenants and agrees that it will not use or permit the use of the Collateral either directly or through contractors, agents or tenants, for the generation, transportation, treatment, storage, manufacture, emission of or disposal of Toxic or Hazardous Substances except for nominal amounts in the normal operation of Borrower's business.

     b. Borrower, Irathane, Applicators and Utah have no knowledge of and has received no notice of investigations or reports indicating that the Collateral has been contaminated by Toxic or Hazardous Substances.

     c. Borrower covenants agrees to indemnify, defend (with counsel satisfactory to Northland) and hold Northland and its officers, employees, contracts and agents harmless from and against any claims, judgments, damages, penalties, fines, expenses, liabilities, or losses arising after the execution of this Agreement or arising out of or in any way relating to the presence, release or disposal of Toxic or Hazardous Substances on or from the Collateral or to a breach of the environmental representations, warranties or covenants made by Borrower herein. Without limitation, the indemnification provided by this Section 7.d. will specifically cover costs incurred in connection with any investigation of site conditions or any cleanup, mediation, removal or restoration work required by any federal, state or local governmental agency or political subdivision or other third party because of the presence or suspected presence of Toxic or Hazardous Substances in the soil, groundwater or soil vapor, on or under the Collateral.

     d. Borrower will take all necessary measures to avoid or reduce adverse environmental impacts identified by USA through completion of its environmental review process.

     10. Events of Default and Remedies.

     a. Events of Default. Any one or more of the following events is an Event of Default under this Agreement:

     i. If Borrower fails to pay any payment required under the Loan or the Note on or before the date that the payment is due and such payment is not made within five business days;

     ii. If Borrower or any Guarantor fails to observe and perform any covenant, condition or agreement contained in this Agreement or contained in any other instrument or agreement evidencing or securing the Loan or executed in conjunction herewith, or contained in any instrument or agreement evidencing or securing any other loan by Northland to Borrower or any Guarantor, for a period of ten business days after written notice specifying such default and requesting that it be remedied has been given to Borrower by Northland, or such shorter period of time as may be specified in any such instrument or agreement, unless Northland agrees in writing to an extension of such time prior to its expiration;

     iii. If any representation or warranty of Borrower or any Guarantor contained in this Agreement or the contents of any statement, certificate, document or instrument furnished in connection with this Loan or pursuant to this Agreement or furnished in connection with any other indebtedness of Borrower or any Guarantor to Northland is untrue in any material respect;

     iv. In the event the Conditional Commitment expires and a written extension by the USA is not provided within thirty (30) calendar days after written notice from the Northland that such commitment has expired;

     v. In the event the  guaranty  of USA has not been  issued on or before six
(6) months after the date of this Agreement;

     vi. If Borrower or any Guarantor files a petition in bankruptcy or for reorganization or for an arrangement pursuant to any present or future federal bankruptcy law or under any similar federal or state law, or is adjudicated insolvent, or makes an assignment for the benefit of creditors, or admits in writing its inability to pay its debts generally as they become due, or if an involuntary petition or answer is filed against Borrower or any Guarantor in bankruptcy under any present or future federal bankruptcy law, or any similar federal or state law and such petition or answer is not discharged within ninety days after the filing thereof, or a receiver, trustee or liquidator of Borrower or any Guarantor or of substantially all the assets of Borrower or any Guarantor, is appointed in any proceeding brought against Borrower or any Guarantor and is not discharged within ninety days after such appointment or if Borrower or any Guarantor should consent or acquiesce in such appointment;

     vii. If Borrower ceases to do business as a going concern;

     viii. If Borrower moves or substantially relocates its business or any part thereof from the seven-county area of northeastern Minnesota;

     ix. If Borrower, Irathane, Applicators or Utah fails to pay its obligations owed to persons or entities other than Northland as they become due in the usual and ordinary course of business, and such failure to pay materially threatens the Borrower's ability to perform under this Agreement, the Note or the Documents or Irathane's, Applicators' or Utah's ability to perform under its respective Guaranty;

     x. If Borrower or any Guarantor fails to discharge within thirty days after entry thereof any final judgment for the payment of money rendered against Borrower or any Guarantor and no appeal therefrom is taken in such manner to preclude or conclusively set aside the execution of or levy on such judgment; or

     xi. If an event of default occurs with respect to any loan to Borrower or any Guarantor advanced by any lender or participant listed in items 15 and 16 of the Application.

     b. Remedies. Whenever an Event of Default referred to in subsection 6.a. occurs and is continuing, any one or more of the following remedial steps may be taken by Northland:

     i. Declare in writing to Borrower any one or all obligations of Borrower and/or any Guarantor to Northland immediately due and payable, and the same will be immediately due and payable without presentment or other notice or demand;

     ii. Require Borrower by means of a written request to Borrower to furnish copies of all books and records of Borrower pertaining to its business;

     iii. Exercise and enforce any or all rights and remedies available upon default to a secured party under the Uniform Commercial Code then in effect in the State of Minnesota, or any successor provision of law, and any security agreement provided hereunder, including but not limited to, the right to take possession of any Collateral;

     iv. Exercise any one or more of the remedies granted in any one or all of the Documents including, without limitation, all mortgages of real property executed pursuant to this Agreement; and/or

     v. Proceed to protect and enforce Northland's rights and remedies either by suit in equity or by action at law, or both, or for the specific performance of any covenant or agreement contained herein, or in the Documents or in any document evidencing any other indebtedness of Borrower or any Guarantor to Northland.

     c. Manner of Exercise. No remedy herein conferred upon or reserved to Northland is intended to be exclusive of any other available remedy or remedies, but each and every such remedy is cumulative and in addition to every other remedy given under this Agreement, or any document executed pursuant to this Agreement, now or hereafter existing, at law or in equity or by statute. No delay or omission to exercise any right or power may be construed to be a waiver thereof, but any such right or power may be exercised from time to time and as often as may be deemed expedient. In order to entitle Northland to exercise any right reserved to it in this Section, it is necessary to give only such notice as is herein expressly required.

     d. Attorneys' Fees and Expenses. In the event Borrower or any Guarantor should default under any of the provisions of this Agreement and Northland should employ attorneys or incur other expense for the collection of payments or the enforcement of performance of any obligation or agreement on the part of Borrower or any Guarantor, Borrower or any Guarantor will on demand and receipt of an accounting therefor pay to Northland the reasonable fee of such attorneys and such other reasonable and necessary expenses incurred.

     e. Effect of Waiver. Northland may, in its discretion, waive any Event of Default hereunder and its consequences and rescind any declaration of acceleration of principal; provided, however, that no action or inaction by Northland may be deemed a waiver of any of Northland's rights or remedies. Any waiver will only apply to the particular instance for which it was made. No delay by any party in exercising and no failure by any party in exercising any right or remedy hereunder, or afforded by law, will be a waiver of or preclude the exercise of any right or remedy hereunder, or provided by law, whether on such occasion or any future occasion, nor may such delay be construed to be a waiver of any Event of Default or acquiescence therein. The exercise or the beginning of the exercise of one right or remedy may not be deemed a waiver of the right to exercise at the same time or thereafter any other right or remedy.

     f. Application of Money. The proceeds of any remedy hereunder must be applied as follows:

     i. First, to the payment of all costs and proper expenses (including reasonable attorneys' fees as permitted by law), liabilities incurred or advances made hereunder or made under any document executed pursuant to this Agreement by Northland;

     ii. Second, to the payment to Northland of the amount then outstanding for interest due on the Note;

     iii. Third, to the payment to Northland of the outstanding principal balance due on the Note; and

     iv. Fourth, any excess proceeds will be paid to Borrower, its successors and assigns, or to whomever may be lawfully entitled to receive the same.

     11. Conditions Precedent to Advancing of Funds. The obligation of Northland to advance funds hereunder will be conditioned upon and subject to the following:

     a. Delivery by Borrower to Northland of the following:

     i. a copy of Borrower's, Irathane's, Applicators' and Utah's Articles of Incorporation;

     ii. a copy of Borrower's, Irathane's, Applicators' and Utah's Bylaws;

     iii. a resolution of Borrower's board of directors authorizing the Loan;

     iv. a resolution of each of Irathane's, Applicators' and Utah's boards of directors authorizing the secured guaranty of each of the foregoing.

     b. Execution and delivery to Northland of the Documents and all documents herein contemplated or identified in Borrower's Pre-Closing Checklist provided by Northland.

     c. Receipt by Borrower of a commitment for the non-Northland proceeds and other contributions all as more particularly set forth in the sources and uses section of the Application.

     d. Delivery of Certificates of Good Standing of Borrower, Irathane, Applicators and Utah dated within 30 days of the closing date.

     e. Delivery of an opinion of counsel to the Borrower in form and substance satisfactory to Northland.

     f. Delivery of an equipment appraisal, prepared in accordance with USPAP, in a form and substance satisfactory to USA and Northland, showing a current (less than 12 months old) in-place market value of the Collateral of not less than $3,884,700, determined in accordance with RD Instruction 4279-B, section 4279.144. The discounted value of the Collateral must be at least equal to $1,600,000.

     g. Such other items as are reasonably requested by Northland.

     12. Written Notices. All notices hereunder will be deemed given if in writing and served personally or mailed by certified or registered mail to Northland and/or Borrower as the case may be, at the addresses set forth above or such other address provided by either such party to the other in writing.

     13. Assignment.

     a. The obligations of Borrower under this Agreement are not assignable without the prior written consent of Northland.

     b. The rights and obligations of Northland under this Agreement are fully assignable by Northland. The rights of Northland or its assigns hereunder will not be impaired by Northland's sale, hypothecation, or rehypothecation of this Agreement or any of the Documents or reports contemplated or required hereunder or by any indulgence including but not limited to any renewal, extension or modification which Northland may grant with respect to the Loan or any part thereof, or any indulgence granted in respect of any endorser, guarantor, or surety, except of course to the extent of such indulgence. The purchaser, assignee, transferee, or pledgee of this Agreement, the Note, the Documents and any other document (or any of them), sold, assigned, transferred, pledged or repledged, will forthwith become bound by the terms hereof and thereof and will become vested with and entitled to exercise all the powers and rights given by this Agreement and the aforesaid Note and all applications of the Borrower to Northland as if said purchaser, assignee, transferee, or pledgee were originally named as lender in this Agreement or payee under the aforementioned Note and in said Application, and subject to any claims and defenses of the debtor under such loan documents.

     14. Integration and Survival. This Agreement and its Exhibits constitute the entire agreement between Northland and Borrower with respect to the matters set forth herein and supersede any prior understanding and/or agreements between them and will be binding upon and inure to the benefit of Northland and Borrower and their respective successors and assigns.

     15. Invalidity. Should any provision of this Agreement be held invalid or unenforceable by any court of competent jurisdiction, such holding will not invalidate or render unenforceable any other provisions hereof.

     16. Execution Counterparts. This Agreement may be executed in several counterparts, each of which will be an original and all of which constitute but one and the same instrument.

     17. Definitions. The following terms have the meanings given for purposes of this Agreement:

     a. Debt Service Coverage Ratio: for any period, the numerical ratio described as follows: (i)(A) Net Profit plus (B) non-cash expenses for the specified period divided by (ii) the prior period maturities of Borrower's long-term debt, all as determined in accordance with generally accepted accounting principles.

     b. Debt to Worth Ratio: the total of all liabilities of Borrower divided by the Tangible Net Worth of the Borrower.

     c. Fiscal Year: the fiscal year of Borrower.

     d. Net Profit: all revenues and gains realized by Borrower during the specified period, minus: (i) withdrawals and (ii) paid dividends.

     e. Tangible Net Worth: tangible assets minus total liabilities determined in accordance with generally accepted accounting principles.

     f. USPAP: Uniform Standards of Professional Appraisal Practices.

     18. Sale of Note. The Note or a partial interest in the Note (and any of the Documents may be sold one or more times without notice to Borrower.

19.      Exhibits.  The Exhibits to this Agreement are as follows:

     a. Exhibit A - Form of Promissory Note


     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


NORTHLAND FOUNDATION


By ___/s/______________________________
     John Elden
     Its Loan Program Manager


INDUSTRIAL RUBBER PRODUCTS, INC.


By   /s/
  ----------------------------------
   Its President

                                    EXHIBIT A

                             FORM OF PROMISSORY NOTE

Original Principal                                            Hibbing, Minnesota
Amount:  $1,600,000                                                June 28, 2002
Rate: 7.75%


     FOR VALUE RECEIVED, the undersigned INDUSTRIAL RUBBER PRODUCTS, INC., a Minnesota corporation, the address of which is 3516 East 13th Avenue, Hibbing, Minnesota 55746, promises to pay to the order of NORTHLAND FOUNDATION, 610 Sellwood Building, 202 West Superior Street, Duluth, Minnesota 55802, or at such other place as the holder may from time to time designate in writing, the sum of $1,600,000, with interest on the unpaid principal balance from the date hereof until paid in full at a rate equal to Seven and Three-quarters (7.75%) per annum.

     Payments of $24,739.12, shall commence on the 7th day of August, 2002, and continue on or before the 7th day of each and every month thereafter until the 7th day of June, 2009. All payments made shall be applied first to interest due on the unpaid principal balance and thereafter to the reduction of the principal. The entire outstanding principal balance and interest, if not sooner paid, shall be paid in full on or before the 7th day of June, 2009.

     If the interest rate on this Note (including any default interest rate) would otherwise violate any applicable usury law, then such rate shall be reduced to the maximum permissible rate and any payment received by the holder in excess of the maximum permissible rate shall be treated as a prepayment of the principal of this note.

     This Promissory Note may be prepaid, in whole or in part, without prepayment penalties.

     This Note is secured by Security Agreements granting the holder a security interest in the business assets of the undersigned, personal Guaranty from Daniel O. Burkes, a Collateral Assignment of life insurance on the life of Daniel O. Burkes and Guaranties and Security Agreements from Irathane Systems, Inc., Industrial Rubber Applicators, Inc. and Industrial Rubber Products - Utah, Inc. granting the holder a security in the business assets thereof (collectively, the "Documents"). All the agreements, conditions, covenants, provisions and stipulations contained in the Loan Agreement and the Documents, are hereby made a part of the Note to the same extent and with the same force and effect as if they were fully set forth herein.

     If a default in payment occurs under this Note and is not cured within business 5 days, or if default occurs under the Loan Agreement and is not cured within any applicable grace period, then the holder may, as its right and option, declare immediately due and payable the principal balance of this Note and interest accrued thereon.

     The undersigned agrees to pay all costs of collection, including reasonable attorneys' fees and legal expenses, incurred by the holder in the event this
Note is not duly paid. The holder may at any time renew this Note or extend its maturity date for any period and release any security for, or any party to, this Note, all without notice to or consent of and without releasing any accommodation party, maker, endorser or guarantor from any liability on this Note. Except as set forth in the Documents, presentment or other demand for payment, notice of dishonor and protest are hereby waived by the undersigned and each endorser and guarantor.


     IN WITNESS WHEREOF, the undersigned has caused this Note to be executed by its authorized officer as of the day and year first above written.


                                                INDUSTRIAL RUBBER PRODUCTS, INC.

                                 Exhibit 10(27)

                               FINANCING AGREEMENT
                                                                   June 28, 2002


     This Financing Agreement is entered into by and between Itasca Business Credit, Inc. ("Lender") and Industrial Rubber Products, Inc. ("Borrower").

SECTION I.  LOAN AGREEMENT

     At Borrower's request, Lender in its sole discretion may lend to Borrower up to seventy five percent (75%) of the net amount of accounts (as that term is defined in the Uniform Commercial Code) that are listed in current schedules provided by Borrower and its domestic subsidiaries and that are deemed eligible for advances by Lender, and up to sixty five (65%) of the net amount of accounts that are listed in current schedules provided by Borrower and its Canadian subsidiary, or any greater or lesser percentage at Lender's absolute discretion. Also, at Borrower's request, Lender in its sole discretion may lend to Borrower up to fifty percent (50%) of the listed finished goods inventory deemed eligible for advances by Lender, and up to twenty five percent (25%) of the listed raw materials inventory deemed eligible for advances by Lender, up to a maximum of $500,000, or any greater or lesser percentage at Lender's absolute discretion. Loans for additional sums requested by Borrower may be made at Lender's sole discretion based upon Lender's valuation of other collateral or other factors. All loans made pursuant hereto shall be due on demand and shall be evidenced by a Revolving Note dated June 28, 2002 herewith payable to Lender's order. All loans made pursuant hereto are secured by a security interest in the accounts and other collateral, as granted to Lender by the Security Agreement between Borrower and Lender dated June 28, 2002.

     At Lender's discretion, Lender may from time to time make additional loans to Borrower on a demand basis, evidenced by Term Note(s). All of the collateral pledged to Lender shall secure all of Borrower's obligations under the Revolving Note and any Term Note(s).

     Lender may from time to time furnish to Borrower a statement of Borrower's account. Any such statement shall be conclusive unless and except as written objections thereto calling Lender's attention to errors are received by Lender within 30 days after it is mailed or delivered to Borrower.

SECTION II.  CHARGES

     A. Borrower agrees to pay interest on the net balance owed to Lender at the close of each day at a rate per annum (computed on the basis of actual number of days elapsed and a year of 360 days) that is three and three quarter percent (3.75%) in excess of the publicly announced prime rate (or other publicly announced prime rate) of interest charged by U.S. Bank, N.A. Such interest will be due and payable to Lender at the close of each month. Borrower understands that the foregoing interest rate may not represent the lowest rate charged by the foregoing lender.

     B. There will be a net minimum interest charge payable to Lender of $3,100 per month. Borrower further agrees that if this agreement is terminated under
Section VIII hereof, regardless of the date of such termination, the total charges which shall have been paid or which shall be payable net to Lender, shall not be less than $3,100 each month for a minimum of twelve months from the date of this agreement.

     C. Borrower shall pay an amount equal to one percent (1%) per annum of the Revolving Note payable to Lender at time of initial funding and every one year anniversary date thereafter until such time that the Revolving Note is paid.

     D. Borrower agrees to pay a charge of $750 per day per auditor plus out-of-pocket expenses incurred by Lender in conducting audits and inspections of Borrower's books.

     E. Borrower agrees to pay a wire transfer charge of $15.00 for every wire transfer processed by Lender and $15.00 for any returned checks charged against its account for funds deposited on Borrower's behalf.

SECTION III.  LISTING ACCOUNTS

     A. Prior to or concurrently with Borrower's initial borrowing hereunder, and monthly thereafter, Borrower shall furnish to Lender a list and aging of all accounts owned by Borrower, in form acceptable to Lender; and weekly, or at other intervals mutually agreed upon, Borrower will deliver to Lender a list of all accounts created or acquired by Borrower since its last previous list and aging of accounts.

     B. Borrower warrants that, except as may be disclosed in the lists of accounts furnished to Lender: each billing correctly states the subject matter and terms of sale; the merchandise conforms thereto and is in all respects acceptable to the customer; the date of billing is not prior to shipment; the account debtor is not a subsidiary or affiliated company of Borrower; and Borrower has no reason to believe the account will not be paid in the regular course of business.

SECTION IV.  CUSTODY AND INSPECTION OF RECORDS; HANDLING OF COLLECTIONS

     A. All ledger sheets or cards, invoices, shipping records, correspondence, and other writings relating to accounts shall, until delivered to Lender or removed by Lender from Borrower's premises, be kept on Borrower's premises without cost to Lender in appropriate containers in safe places.

     B. Until Borrower's authority to do so is terminated by written notice from Lender (which notice Lender may give at any time), Borrower will at its expense and on Lender's behalf collect as Lender's property and in trust for Lender all amounts unpaid on accounts, and shall not mingle such collections with Borrower's own funds. Borrower shall remit all collections to Lender in kind, duly endorsed, on the same day if practical, otherwise on the following business day; and Lender shall credit the same to Borrower's account (subject to final collection thereof) after allowing three days for collection of such deposits. This provision is subject to Lender's rights under paragraphs 4 and 5 of the Security Agreement of even date herewith.

     C. If Lender takes over the handling of collections, Lender may remove from Borrower's premises all books and records, correspondence, documents and files relating to accounts; and Lender may without cost or expense to Lender use such of Borrower's personnel, supplies, space and equipment at Borrower's place of business as Lender may desire for the handling of collections. Borrower will pay any and all reasonable internal, office and out of pocket expenses and costs of collection (including reasonable attorneys fees) incurred by Lender in its handling of or effort to enforce collections.

SECTION V.  REPORTS

     Borrower will furnish to Lender: (a) monthly, in such detail as Lender may request, written reports, certified as correct by one of Borrower's officers, showing all sales of merchandise, returns and allowances, collections, and all miscellaneous charges and credits affecting the collateral; (b) monthly, similarly certified financial and operating statements; (c) annually, at Borrower's expense, a complete certified audit report of its operations and condition made by an independent certified public accountant satisfactory to Lender; and (d) upon issuance, copies of all public accountants' reports rendered to Borrower while Borrower is indebted to Lender; (e) within five days after the due date, proof of payment or deposit, when due, of all withholding and F.I.C.A. taxes owing by Borrower from time to time; and (f) such other financial or other information regarding Borrower or any guarantor as Lender may request.

SECTION VI.  WARRANTIES, REPRESENTATIONS AND COVENANTS

     Borrower warrants, represents and covenants with Lender that Borrower shall not: permit any levy, attachment or restraint to be made affecting any of Borrower's assets; or permit any receiver, trustee or assignee for the benefit of creditors to be appointed to take possession of any or all of Borrower's assets. Except with Lender's prior written consent, Borrower shall not: (a) other than in the ordinary course of our business, sell, lease or otherwise dispose of or transfer any of its assets; (b) merge or consolidate with any other corporation; (c) acquire any other corporation; (d) enter into any transaction not in the usual course of our business; (e) make any investment in the securities of any person, association, firm, entity or corporation other than securities of the United States of America; (f) guarantee or otherwise become in any way liable with respect to the obligations of any person, association, firm, entity or corporation except by endorsement of instruments or items of a payment for deposit to Borrower's general account or which are transmitted or turned over to Lender on account of Borrower's obligations; (g) pay or declare any dividends upon its capital stock; (h) redeem, retire, purchase or otherwise acquire directly or indirectly any of its capital stock in excess of $25,000 in the aggregate in any given fiscal year; (i) make any change in Borrower's capital structure or in any of its business objectives, purposes and operations which might in any way adversely affect its ability to repay its obligation; (j) make any distribution of its property or assets; (k) incur any debts for borrowed money; (l) incur any debts other than trade payables which must be incurred and paid in the ordinary course of Borrower's business; or (m) make any loan, advance, contribution or payment of money or goods to any subsidiary, affiliated or parent corporation or to any officer, director or stockholder thereof (except compensation for personal services rendered and transactions in the normal course of business). In addition, Borrower further agrees that it will not encumber, pledge, assign or permit to be created a lien or security interest in any of Borrower's property except for the liens in favor of the following persons on the following property: Northland Foundation, Northern State Bank of Virginia, and Fidelity Leasing on equipment described in UCC filings on or before June 28, 2002 . Borrower hereby represents that none of the accounts shall at any time be subject to a bond or other surety unless Borrower has notified Lender in writing in advance of obtaining the bond. All covenants, representations and warranties set forth in this agreement and in any other agreements executed by Borrower in connection herewith and all terms, conditions, provisions and agreements to be performed by Borrower pursuant to this agreement and such other agreements shall be true and satisfied at the time of Borrower's execution and shall survive the closing thereof and the execution and delivery of such agreements.

SECTION VII.  MISCELLANEOUS

     A. Borrower agrees that Lender may from time to time, for its convenience, segregate or apportion the collateral for purposes of determining the amounts and maximum amounts of loans and advances which may be made hereunder. Nevertheless, Lender's security interest in all such collateral, and any other collateral rights, interest and properties which may now or hereafter be available to Lender, shall secure and may be applied to the payment of any and all loans, advances and other indebtedness secured by Lender's security interest, in any order or manner of application and without regard to the method by which Lender determines to make loans hereunder.

     B. Borrower hereby irrevocably makes, constitutes and appoints Lender, or any person whom Lender may designate, Borrower's true and lawful attorney with power to receive, open and dispose of all mail addressed to Borrower; to endorse the name of Borrower's company upon any notes, acceptances, checks, drafts, money orders or other means of payment that may come into Lender's possession as payment of or upon accounts or other collateral; to endorse the name of Borrower's company on any invoice, freight or express bill or bill of lading relating to any collateral; to sign Borrower's name to drafts against debtors, to assignments and verification of accounts and notices thereof to debtors; and to do all other things necessary or proper to carry out the intent of this agreement.

     C. At Lender's request, Borrower will deliver customers' monthly statements to Lender for examination and for mailing in Borrower's stamped addressed envelope. From time to time, Lender or its representatives may verify directly with customers the amounts owing, or at Lender's request, Borrower or its independent accountants will do so and deliver the results to Lender in any manner satisfactory to Lender.

     D. Borrower agrees that any bank participating with Lender in loans to Borrower hereunder may exercise any and all rights of banker's lien or set-off with respect to such participation as fully as if such participant had lent directly to Borrower the amount of such participation.

     E. Borrower agrees to reimburse Lender for all attorney fees, filing fees, and other out-of-pocket expenses Lender may incur in connection with the negotiation and/or the interpretation of this agreement or any related agreements, the preparation of documents relating thereto, perfecting any security interest or lien granted thereby, or enforcing any of our obligations to Lender arising under this or any other agreement between Lender and Borrower, regardless of whether litigation is commenced. In addition, Borrower will reimburse Lender for any out-of-pocket expenses incurred by Lender in managing Borrower's account, including any costs for wire transfers and the costs of checks returned for insufficient funds. If Lender elects, Lender may treat the amount of any such expense as a loan to Borrower and add the amount to Borrower's loan account with Lender.

     F. This agreement shall bind and inure to the benefit of Lender and Borrower and the parties' respective successors and assigns. This agreement, and all assignments of collateral shall be construed pursuant to the laws of the State of Minnesota. Borrower hereby consents to the jurisdiction of the state and federal courts located in Hennepin County, Minnesota and agrees that any dispute arising out of this agreement or any agreement delivered in connection herewith shall be venued in Hennepin County, Minnesota. Borrower hereby further waives any right to a jury trial and agrees that all disputes arising hereunder shall be tried by the court sitting without a jury.

SECTION VIII.  TERMINATION

     Borrower understands that this Financing Agreement represents a discretionary line of credit and that Lender may refuse to make an advance hereunder at its discretion. In addition, Borrower understands that Lender may at its election make a demand for amounts due hereunder at any time even though the provisions herein are satisfied. Borrower agrees to provide Lender with 30 days' prior written notice of Borrower's election to terminate this agreement and that any termination by Borrower shall be subject to the provisions hereof. Termination by Borrower shall not impair or affect Lender's rights and Borrower's obligations then existing.

Itasca Business Credit, Inc.                    Industrial Rubber Products, Inc.
Lender                                          Borrower

By______/s/____________________               By___/s/________________________
Name:  Jay M. Jensen                            Name:  Daniel O. Burkes
Title:   President                              Title:   President

                                Exhibiit 10(29)

                              REAL ESTATE MORTGAGE
                          (With Future Advance Clause)

     1. DATE AND PARTIES. The date of this Mortgage is 06/28/2002 and the parties and their addresses are as follows:

MORTGAGOR:      INDUSTRIAL ROBBER PRODUCTS, INC. AKA INDUSTRIAL
                RUBBER APPLICATORS, INC., A MINNESOTA CORPORATION
                3516 13TH AVE E HIBBING, MN 55746
                41-1550505
                _ Refer to the Addendum which is attached and incorporated herein for additional Mortgagors.

LENDER:         NORTHERN STATE BANK OF VIRGINIA
                ORGANIZED AND EXISTING UNDER THE LAWS OF THE STATE OF MINNESOTA 600 CHESTNUT STREET
                VIRGINIA, MN 55792
                41-0905107

     2. CONVEYANCE. For good and valuable consideration, the receipt and sufficiency of which is acknowledged, and to secure the Secured Debt (hereafter defined), Mortgagor grants, bargains, sells, conveys and mortgages to Lender, with the power of sale, the following described property: SEE EXHIBIT "A" ATTACHED HERETO AND MADE A PART THEREOF.

     The property is located in ST. LOUIS (county) at 604 WEST 41 ST STREET / 3804 13TH AVE EAST, HIBBING, Minnesota 55748

     Together with all rights, easements, appurtenances, royalties, mineral rights, oil and gas rights, crops, timber, all diversion payments or third party payments made to crop producers, and all existing and future improvements, structures, fixtures, and replacements that may now, or at any time in the future, be part of the real estate described above (all referred to as "Property"). The term Property also includes, but is not limited to, any and all water wells, water, ditches, reservoirs, reservoir sites and dams located on the real estate and all riparian and water rights associated with the Property, however established.

     3. MAXIMUM OBLIGATION LIMIT. (X-box) Not withstanding anything to the contrary herein, enforcement of this Security Instrument is limited to a predetermined debt amount of $1,000,000.00 under chapter 287 of Minnesota Statutes. (Box) This Security Instrument secures an indeterminate amount and the mortgage registration tax will be paid according to chapter 287 of Minnesota Statutes.

     Additional amounts secured by this Security Instrument include interest and any other amount advanced by Lender in protection of the Property or this Security Instrument including but not limited to taxes, assessments, charges, claims, fines, impositions, insurance premiums, amounts due under prior or superior mortgages and other prior or superior liens, encumbrances and interests, legal expenses and attorney's fees.

     4. SECURED DEBT AND FUTURE ADVANCES. The term "Secured Debt" includes, but is not limited to, the following;

     A. The promissory note(s), contract(s), guaranty(s) or other evidence of debt described below and all extensions, renewals, modifications or substitutions (Evidence of Debt). (You must specifically identify the debt(s) secured and you should include the final maturity date of such debt(s).)

     NOTE NO. 838455-521413 DATED JUNE 28, 2002, TO INDUSTRIAL RUBBER PRODUCTS, INC. IN THE ORIGINAL AMOUNT OF $1,000,000.00

     B. All future advances from Lender to Mortgagor or other future obligations of Mortgage to Lender under any promissory note, contract, guaranty, or other evidence of debt existing now or executed after this Mortgage whether or not this Mortgage is specifically referred to in the evidence of debt. If more than one person signs this Security Instrument, each Mortgagor agrees that this Security Instrument will secure all future advances and future obligations that are given to or incurred by any one or more Mortgagor, or any one or more Mortgagor and others. All future advances and other future obligations are secured by this Security Instrument even though all or part may not yet be advanced. Nothing in this Security Instrument shall constitute a commitment to make additional future advances or future loans or advances in any amount. Any such commitment must be agreed to in a separate writing.

     C. All Obligations Mortgagor owes to lander, which now exist or may later arise, to the extent not prohibited by law, including, but not limited to, liabilities for overdrafts relating to any deposit account agreement between Mortgagor and Lender.

     D. All additional sums advanced and expenses incurred by Lender for insuring, preserving or otherwise protecting the Property and its value and any other sums advanced and expenses incurred by Lender under the terms of this Mortgage, plus interest at the highest rate in effect, from time to time, as provided in the evidence of debt.

     E. Mortgagor's performance under the terms of any instrument evidencing a debt by Mortgagor to Lender and any Mortgage securing, guarantying, or otherwise relating to the debt.

     If more than one person signs this Mortgage as Mortgagor, each Mortgagor agrees that this Mortgage will secure all future advances and future obligations described above that are given to or incurred by any one or more Mortgagor, or any one or more Mortgagor and others. This Mortgage will not secure any other debt if Lender fails, with respect to such other debt, to make any required disclosure about this Mortgage or if Lender fails to give any required notice of the right of rescission.

     5. PAYMENTS. Mortgagor agrees to make all payments on the Secured Debt when due and in accordance with the terms of the Evidence of Debt of this Mortgage.

     6. WARRANTY OF TITLE. Mortgage covenants that Mortgagor is lawfully seized of the estate conveyed by this Mortgage and has the right to grant, bargain, convey, sell, and mortgage, with the power of sale, the Property and warrants that the Property is unencumbered, except for encumbrances of record.

     7. CLAIMS AGAINST TITLE. Mortgagor will pay all taxes, assessments, liens, encumbrances, lease payments, ground rents, utilities, and other charges relating to the Property when due. Lender may require Mortgagor to provide to Lender copies of all notices that such amounts are due and the receipts evidencing Mortgagor's payment. Mortgagor will defend title to the Property against any claims that would impair the lien of this Mortgage. Mortgagor agrees to assign to Lender, as requested by Lender, any rights, claims, or defenses which Mortgagor may have against parties who supply labor or materials to improve or maintain the Property.

     8. PRIOR SECURITY INTERESTS. With regard to any other mortgage, deed or trust, security agreement, or other lien document that created a prior security interest or encumbrance on the Property and that may have priority over this Mortgage, Mortgagor agrees:

     A. To make all payments when due and to perform or comply with all covenants.

     B. To promptly deliver to Lender any notices that Mortgagor receives from the holder.

     C. Not to make or permit any modification or extension of, and not to request or accept any future advances under any note or agreement secured by, the other mortgage, deed of trust or security agreement unless Lender consents in writing.

     9. DUE ON SALE OR ENCUMBRANCE. Lender may, at its option, declare the entire balance of the Secured Debt to be immediately due and payable upon the creation of any lien, encumbrance, transfer, or sale, or contract for any of these on the Property. However, if the Property includes Mortgagor's residence, this section shall be subject to the restrictions imposed by federal law (12 C.F.R. 591), as applicable. For the purposes of this section, the term "Property" also includes any interest to all or any part of the Property. This covenant shall run with the Property and shall remain in effect until the Secured Debt is paid in full and this Mortgage is released.

     10. TRANSFER OF AN INTEREST IN THE MORTGAGOR. If Mortgagor is an entity other than a natural person (such as a corporation or other organization), Lender may demand immediate payment if (1) a beneficial interest in Mortgagor is sold or transferred; (2) there is a change in either the identity or number of members of a partnership or similar entity; or (3) there is a change in ownership of more than 26 percent of the voting stock of a corporation or similar entity. However, Lender may not demand payment in the above situations if it is prohibited by law as of the date of this Mortgage.

     11. ENTITY WARRANTIES AND REPRESENTATIONS. If Mortgagor is an entity other than a natural person (such as a corporation or other organization), Mortgagor makes to Lender the following warranties and representations which shall be continuing as long as the Secured Debt remains outstanding:

     A. Mortgagor is an entity which is duly organized and validly existing in the Mortgagor's state of incorporation (or organization). Mortgagor is in good standing in all states in which Mortgagor transacts business. Mortgagor has the power and authority to own the Property and to carry an its business as now being conducted and, as applicable, is qualified to do so in each state in which Mortgagor operates.

     B. The execution, delivery and performance of this Mortgage by Mortgagor and the obligation evidenced by the Evidence of Debt are within the power of Mortgagor, have been duly authorized, have received all necessary governmental approval, and will not violate any provision of law, or order of court or governmental agency.

     C. Other than disclosed in writing Mortgagor has not changed its name within the last ten years and has not used any other trade or fictitious name. Without Lender's prior written consent, Mortgagor does not and will not use any other name and will preserve its existing name, trade names and franchises until the Secured Debt is satisfied.

     12. PROPERTY CONDITION, ALTERATIONS AND INSPECTION. Mortgagor will keep the Property in good condition and make all repairs that are reasonably necessary. Mortgagor will give Lender prompt notice of any loss or damage to the Property. Mortgagor will keep the Property free of noxious weeds and grasses. Mortgagor will not initiate, join in or consent to any change in any private restrictive covenant, zoning ordinance or other public or private restriction limiting or defining the uses which may be made of the Property or any part of the Property, without Lender's prior written consent. Mortgagor will notify Lender of all demands, proceedings, claims, and actions against Mortgagor or any other owner made under law or regulation regarding use, ownership and occupancy of the Property. Mortgagor will comply with all legal requirements and restrictions, whether public or private, with respect to the use of the Property. Mortgagor also agrees that the nature of the occupancy and use will not change without Lender's prior written consent. No portion of the Property will be removed, demolished or materially altered without Lender's prior written consent except that Mortgagor has the right to remove items of personal property comprising a part of the Property that become worn or obsolete, provided that such personal property is replaced with other personal property at least equal in value to the replaced personal property, free from any title retention device, security agreement or other encumbrance. Such replacement of personal property will be deemed subject to the security interest created by this Mortgage. Mortgagor shall not partition or subdivide the Property without Lender's prior written consent. Lender or Lender's agents may, at Lender's option, enter the Property at any reasonable time for the purpose of inspecting the Property. Any inspection of the Property shall be entirely for Lender's benefit and Mortgagor will in no way rely on Lender's inspection.

     13. AUTHORITY TO PERFORM. If Mortgagor fails to perform any of Mortgagor's duties under this Mortgage, or any other mortgage, deed of trust, security agreement or other lien document that has priority over this Mortgage, Lender may, without notice, perform the duties or cause them to be performed. Mortgagor appoints Lender as attorney in fact to sign Mortgagor's name or pay any amount necessary for performance. If any construction on the Property is discontinued or not carried on in a reasonable manner, Lender may do whatever is necessary to protect Lender's security interest in the Property. This may include completing the construction.

     Lender's right to perform for Mortgagor shall not create an obligation to perform, and Lender's failure to perform will not preclude Lender from exercising any of Lender's other rights under the law or this Mortgage. Any amounts paid by Lender for insuring, preserving or otherwise protecting the Property and Lender's security interest will be due on demand and will bear interest from the date of the payment until paid in full at the interest rate in effect from time to time according to the terms of the Evidence of Debt.

     14. CONDOMINIUMS, PLANNED UNIT DEVELOPMENTS. If the Property includes a unit in a condominium or a planned unit development, Mortgagor will perform all of Mortgagor's duties under the covenants, by-laws, or regulations of the condominium or planned unit development.

     15. DEFAULT. Mortgagor will be in default if any of the following occur:

     A. Any party obligated on the Secured Debt fails to make payment when due;

     B. A breech of any term or covenant in this Mortgage, any prior mortgage of any construction loan agreement, security agreement or any other document evidencing, guarantying, securing or otherwise relating to the Secured Debt;

     C. The making or furnishing of any verbal or written representation, statement or warranty to Lender that is false or incorrect in any material respect by Mortgagor or any person or entity obligated on the Secured Debt;

     D. The death, dissolution, or insolvency of, appointment of a receiver for, or application of any debtor relief law to, Mortgagor or any person or entity obligated on the Secured Debt;

     E. A good faith belief by Lender at any time that Lender is insecure with respect to any person or entity obligated on the Secured Debt or that the prospect of any payment is impaired or the value of the Property is impaired;

     F. A material adverse change in Mortgagor's business including ownership, management, and financial conditions, which Lender in its opinion believes impairs the value of the Property or repayment of the Secured Debt; or

     G. Any loan proceeds are used for a purpose that will contribute to excessive erosion of highly erodible land or to the conversion of wetlands to produce an agricultural commodity, as further explained in 7 C.F.R. Part 1940, Subpart G, Exhibit M.

     16. REMEDIES ON DEFAULT. If the Secured Debt is subject to Minn. Stat. ss. 47.20, subd. 8, Lender will give borrower written notice of default prior to foreclosure, by certified mail at the address of the Property listed in this Security Instrument or such other address borrower may have designated to Lender in writing, unless the default consists of the sale of the Property without Lender's consent. The notice will specify: (a) the nature of the default; (b) the action required to cure the default; (c) a date, not less than 30 days from the date the notice is mailed by which the default must be cured; (d) that failure to cure the default on or before the date specified in the notice may result in acceleration of the sums secured by the Security Instrument and sale of the mortgaged premises; (e) that the borrower has the right to reinstate the Security Instrument after acceleration; and (f) that the borrower has the right to bring a court action to assert the nonexistence of a default or any other defense of the borrower to acceleration and sale. Additionally, in some other instances, federal and state law will require lender to provide Mortgagor with notice of the right to cure, mediation notices or other notices and may establish time schedules for foreclosure actions. Subject to these limitations, if any, Lender may accelerate the Secured Debt and foreclose this Mortgage in a manner provided by law if this Mortgagor is in default. Upon default, lender shall have the right, without declaring the whole indebtedness due and payable, to foreclose against all or any part of the Property. This Mortgage shall continue as a lien on any part of the Property not sold on foreclosure.

     At the option of Lender, all or any part of the agreed fees and charges, accrued interest and principal shall become immediately due and payable, after giving notice if required by law, upon the occurrence of a default or anytime thereafter. In addition, Lender shall by entitled to all the remedies provided by law, the Evidence of Debt, other evidences of debt, this Mortgage and any related documents including without limitation, the power to sell the Property.

     If there is a default, Lender may, in addition to any other permitted remedy, advertise and sell the Property as a whole or in separate parcels at public auction to the highest bidder for cash and convey absolute title free and clear of all right, title and interest of Mortgagor at such time and place as Lender designates. If Lender invokes the power of sale, Lender shall give notice of the sale including the time, terms and place of sale and a description of the property to be sold as required by the applicable law in effect at the time of the proposed sale. Lender or its designee may purchase the Property of any sale.

     Upon sale of the Property and to the extent not prohibited by law, Lender shall make and deliver a deed to the Property sold which conveys absolute title to the purchaser. Lender shall apply the proceeds of the sale in the following order: (a) to all expenses of the sale, including, but not limited to, reasonable attorneys' fees; (b) to all sums secured by this Mortgage; and (c) any excess to the person or persons legally entitled to it. The recitals in any deed of conveyance shall be prima facie evidence of the facts set forth therein.

     If the Property is sold pursuant to this section, Mortgagor, or any person holding possession of the Property through Mortgagor, shall immediately surrender possession of the Property to the purchaser at the sale. If possession is not surrendered, Mortgagor or such person shall be a tenant holding over and may be dispossessed in accordance with applicable law.

     All remedies are distinct, cumulative and not exclusive, and the Lender is entitled to all remedies provided at law or equity, whether expressly set forth or not. The acceptance by Lender of any sum in payment or partial payment on the Secured Debt after the balance is due or is accelerated or after foreclosure proceedings are filed shall not constitute a waiver of Lender's right to require full and complete cure of any existing default. By not exercising any remedy on Mortgagor's default, Lender does not waive Lender's right to later consider the event a default if it continues or happens again.

     17. EXPENSES; ADVANCES ON COVENANTS; ATTORNEYS' FEES; COLLECTION COSTS. Except when prohibited by law, Mortgagor agrees to pay all of lender's expenses if Mortgagor breeches any covenant in this Mortgage. Mortgagor will also pay on demand all of Lender's expenses incurred in collecting, insuring, preserving or protecting the Property or in any inventories, audits, inspections or other examination by Lender in respect to the Property. Mortgagor agrees to pay all costs and expenses incurred by Lender in enforcing or protecting Lender's rights and remedies under this Mortgage, including, but not limited to, attorneys' fees, court costs, and other legal expenses. Once the Secured Debt is fully and finally paid, Lender agrees to release this Mortgage and Mortgagor agrees to pay for any recordation costs. All such amounts are due on demand and will bear interest from the time of the advance at the highest rate in effect, from time to time, as provided in the Evidence of Debt and as permitted by law.

     18. ENVIRONMENTAL LAWS AND HAZARDOUS  SUBSTANCES.  As used in this section,
(1) "Environmental Law" means, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, 42 U.S.C. 9601 et seq.), all other federal, state and local laws, regulations, ordinances, court orders, attorney general opinions or interpretive letters concerning the public health, safety, welfare, environment or a hazardous substance; and (2) "Hazardous Substance" means any toxic, radioactive or hazardous material, waste, pollutant or contaminant which has characteristics which render the substance dangerous or potentially dangerous to the public health, safety, welfare or environment. The term includes, without limitation, any substances defined as 'hazardous material," 'toxic substances,' "hazardous waste' or 'hazardous substance" under any Environmental Law. Mortgagor represents, warrants and agrees that, except as previously disclosed and acknowledged in writing:

     A. No Hazardous Substance has been, is, or will be located, transported, manufactured, treated, refined, or handled by any person on, under or about the Property, except in the ordinary course of business and in strict compliance with all applicable Environmental Law.

     B. Mortgagor has not and will not cause, contribute to, or permit the release of any Hazardous Substance on the Property.

     C. Mortgagor will immediately notify Lender if (1) a release or threatened release of Hazardous Substance occurs on, under or about the Property or migrates or threatens to migrate from nearby property; or (2) there is a violation of any Environmental Law concerning the Property. In such an event, Mortgagor will take all necessary remedial action in accordance with Environmental Law.

     D. Mortgagor has no knowledge of or reason to believe there is any pending or threatened investigation, claim, or proceeding of any kind relating to (1) any Hazardous Substance located on, under or about the Property; or (2) any violation by Mortgagor or any tenant of any Environmental Law. Mortgagor will immediately notify Lender in writing as soon as Mortgagor has reason to believe there is any such pending or threatened investigation, claim, or proceeding. In such an event, Lender has the right, but not the obligation, to participate in any such proceeding including the right to receive copies of any documents relating to such proceedings.

     E. Mortgagor and every tenant have been, are and shall remain in full compliance with any applicable Environmental Law.

     F. There are no underground storage tanks, private dumps or open wells located on or under the Property and no such lank, dump or well will be added unless Lender first consents in writing.

     G. Mortgagor will regularly inspect the Property, monitor the activities and operations on the Property, and confirm that all permits, licenses or approvals required by any applicable Environmental Law are obtained and complied with.

     H. Mortgagor will permit, or cause any tenant to permit, Lender or Lender's agent to enter and inspect the Property and review all records at any reasonable time to determine (1) the existence, location and nature of any Hazardous Substance on, under or about the Property; (2) the existence, location, nature, and magnitude of any Hazardous Substance that has been released on, under or about the Property; or (3) whether or not Mortgagor and any tenant are in compliance with applicable Environmental Law.

     I. Upon Lender's request and at any time, Mortgagor agrees, at Mortgagor's expense, to engage a qualified environmental engineer to prepare an environmental audit of the Property and to submit the results of such audit to Lender. The choice of the environmental engineer who will perform such audit is subject to Lender's approval.

     J. Lender has the right, but not the obligation, to perform any of Mortgagor's obligations under this section at Mortgagor's expense.

     K. As a consequence of any breach of any representation, warranty or promise made in this section, (1) Mortgagor will indemnify and hold Lender and Lender's successors or assigns harmless from and against all losses, claims, demands, liabilities, damages, cleanup, response and remediation costs, penalties and expenses, including without limitation all costs of litigation and attorneys' fees, which Lender and Lender's successors or assigns may sustain; and (2) at Lender's discretion, Lender may release this Mortgage and in return Mortgagor will provide Lender with collateral of at least equal value to the Property secured by this Mortgage without prejudice to any of Lender's rights under this Mortgage.

     L. Notwithstanding any of the language contained in this Mortgage to the contrary, the terms of this section shall survive any foreclosure or satisfaction of this Mortgage regardless of any passage of title to Lender or -any disposition by Lender of any or all of the Property. Any claims and defenses to the contrary are hereby waived.

     19. CONDEMNATION. Mortgagor will give Lender prompt notice of any action, real or threatened, by private or public entities to purchase or take any or all of the Property, including any easements, through condemnation, eminent domain, or any other means. Mortgagor further agrees to notify Lender of any proceedings instituted for the establishment of any sewer, water, conservation, ditch, drainage, or other district relating to or binding upon the Property or any part of it. Mortgagor authorizes Lender to intervene in Mortgagor's name in any of the above described actions or claims and to collect and receive all sums resulting from the action or claim. Mortgagor assigns to Lender the proceeds of any award or claim for damages connected with a condemnation or other taking of all or any part of the Property. Such proceeds shall be considered payments and will be applied as provided in this Mortgage. This assignment of proceeds is subject to the terms of any prior mortgage, deed of trust, security agreement or other lien document.

     20. INSURANCE. Mortgagor agrees to maintain insurance as follows:

     A. Mortgagor shall keep the improvements now existing or hereafter built on the Property insured against loss by fire, hazards included within the term "extended coverage" and any other hazards, including floods or flooding, for which Lender requires insurance. This insurance shall be maintained in the amounts and for the periods that Lender requires. The insurance carrier providing the insurance shall be chosen by Mortgagor subject to Lender's approval, which shall not be unreasonably withheld. If Mortgagor fails to maintain the coverage described above, Lender may, at Lender's option, obtain coverage to protect Lender's rights in the Property according to the terms of this Mortgage.

     All insurance policies and renewals shall be acceptable to Lender and shall include a standard "mortgage clause" and, where applicable, "lender loss payee clause." Mortgagor shall immediately notify lender of cancellation or termination of the insurance. Lender shall have the right to hold the policies and renewals. If Lender requires, Mortgagor shall immediately give to Lender all receipts of paid premiums and renewal notices. Upon loss, Mortgagor shall give immediate notice to the insurance carrier and Lender. Lender may make proof of loss if not made immediately by Mortgagor.

     Unless Lender and Mortgagor otherwise agree in writing, insurance proceeds shall be applied to restoration or repair of the Property damaged if the restoration or repair is economically feasible and Lender's security is not lessened. If the restoration or repair is not economically feasible or Lender's security would be lessened, the insurance proceeds shall be applied to the Secured Debt, whether or not then due, with any excess paid to Mortgagor, if Mortgagor abandons the Property, or does not answer within 30 days a notice from Lender that the insurance carrier has offered to settle a claim, then Lender may collect the insurance proceeds. Lender may use the proceeds to repair or restore the Property or to pay the Secured Debt whether or not then due. The 30-day period will being when the notice is given.

     Unless Lender and Mortgagor otherwise agree in writing, any application of proceeds to principal shall not extend or postpone the due date of scheduled payments or change the amount of the payments. If the Property is acquired by Lender, Mortgagor's right to any insurance policies and proceeds resulting from damage to the Property before the acquisition shall pass to Lender to the extent of the Secured Debt immediately before the acquisition.

     B. Mortgagor agrees to maintain comprehensive general liability insurance naming Lender as an additional insured in an amount acceptable to Lender, insurance against claims arising from any accident or occurrence in or on the Property.

     C. Mortgagor agrees to maintain rental loss or business interruption insurance, as required by Lender, in an amount equal to at least coverage for one year's debt service, and required escrow account deposits (if agreed to separately in writing), under a form of policy acceptable to Lender.

     21. NO ESCROW FOR TAXES AND INSURANCE. Unless otherwise provided in a separate agreement, Mortgagor will not be required to pay to Lender funds for taxes and insurance in escrow.

     22. FINANCIAL REPORTS AND ADDITIONAL DOCUMENTS. Mortgagor will provide to Lender upon requires, any financial statement or information Lender may deem necessary. Mortgagor warrants that all financial statements and information Mortgagor provides to Lender are, or will be, accurate, correct, and complete. Mortgagor agrees to sign, deliver and file as Lender may reasonably request any additional documents or certifications that Lender may consider necessary to perfect, continue, and preserve Mortgagor's obligations under this Mortgage and Lender's lien status on the Property. If Mortgagor fails to do so, Lender may sign, deliver, and file such documents or certificates in Mortgagor's name and Mortgagor hereby irrevocably appoints Lender or Lender's agent as attorney in fact to do the things necessary to comply with this section.

     23. JOINT AND INDIVIDUAL LIABILITY; CO-SIGNERS; SUCCESSORS AND ASSIGNS BOUND. All duties under this Mortgage are joint and individual. If Mortgagor signs this Mortgage but does not sign the Evidence of Debt, Mortgagor does so only to mortgage Mortgagor's interest in the Property to secure payment of the Secured Debt and Mortgagor does not agree to be personally liable on the Secured Debt. Mortgagor agrees that Lender and any party to this Mortgage may extend, modify or make any change in the terms of this Mortgage or the Evidence of Debt without Mortgagor's consent. Such a change will not release Mortgagor from the terms of the Mortgage. The duties and benefits of this Mortgage shall bind and benefit the successors and assigns of Mortgagor and Lender.

     If this Mortgage secures a guaranty between Lender and Mortgagor and does not directly secure the obligation which is guarantied, Mortgage agrees to waive any rights that may prevent Lender from bringing any action or claim against Mortgagor or any party indebted under the obligation including, but not limited to, anti-deficiency or one-action laws.

     24. APPLICABLE LAW; SEVERABILITY; INTERPRETATION. This Mortgage is governed by the laws of the jurisdiction in which Lender is located, except to the extent otherwise required y the laws of the jurisdiction where the Property is located. This Mortgage is complete and fully integrated. This Mortgage may not be amended or modified by oral agreement. Any section or clause in this Mortgage, attachments, or any agreements related to the Secured Debt that conflicts with applicable law will not be effective, unless that law expressly or impliedly permits the variations by written agreement. If any section or clause of this Mortgage cannot be enforced according to its terms, that section or clause will be severed and will not affect the enforceability of the remainder of this Mortgage. Whenever used, the singular shall include the plural and the plural the singular. The captions and headings of the sections of this Mortgage are for convenience only and are not to be used to interpret or define the terms of this Mortgage. Time is of the essence in this Mortgage.

     25. NOTICE. Unless otherwise required by law, any notice shall be given by delivering it or by mailing it by first class mail to the appropriate party's address on page 1 of this Mortgage, or to any other address designated in writing. Notice to one mortgagor will be deemed to be notice to all mortgagors.

     26. WAIVER OF HOMESTEAD. Except to the extent prohibited by law, Mortgagor waives all homestead exemption rights relating to the Property.

     27. U.C.C. PROVISIONS. If checked, the following are applicable to, but do not limit, this Mortgage: __ Construction Loan. This Mortgage secures an obligation incurred for the construction of an improvement on the Property.

     _X_ Fixture Filing. Mortgagor grants to Lender a security interest in all goods that Mortgagor owns now or in the future and that are or will become fixtures related to the Property.

     __Crops, Timber; Minerals; Rents, Issues, and Profits. Mortgagor grants to Lender a security interest in all crops, timber and minerals located on the Property as well as all rents, issues, and profits of them including, but not limited to, all Conservation Reserve Program (CRP) and Payment in Kind (PIK) payments and similar governmental programs (all of which shall also be included in the term 'Property").

     ___Personal Property. Mortgagor grants to Lender a security interest in all personal property located on or connected with the Property. This security interest includes all farm products, inventory, equipment, accounts, documents, instruments, chattel paper, general intangibles, and all other items of personal property Mortgagor owns now or in the future and that are used or useful in the construction, ownership, operation, management, or maintenance of the Property. The term 'personal property' specifically excludes that property described as 'household goods' secured in connection with a 'consumer' loan as those terms are defined in applicable federal regulations governing unfair and deceptive credit practices.

     ___ Filing As Financing Statement. Mortgagor agrees and acknowledges that this Mortgage also suffices as a financing statement and as such, may be filed of record as a financing statement for purposes of Article 9 of the Uniform Commercial Code. A carbon, photographic, image or other reproduction of this Mortgage is sufficient as a financing statement.

     28. OTHER TERMS. If checked, the following are applicable to this Mortgage:

     ___ Agricultural Property. Mortgagor covenants and warrants that the Property will be used principally for agricultural or farming purposes and that Mortgagor is an individual or entity allowed to own agricultural land as specified by law.

     Additional Terms. SEE EXHIBIT "B" ATTACHED HERETO AND MADE A PART THEREOF FOR ADDITIONAL TERMS.


     SIGNATURES: By signing below, Mortgagor agrees to the terms and covenants contained in this Mortgage and in any attachments. Mortgagor also acknowledges receipt of a copy of this Mortgage on the date stated above on Page 1.

     ___ Actual authority was granted to the parties signing below by resolution signed and dated 06/28/1902

Entity Name: INDUSTRIAL RUBBER PRODUCTS, INC. AKA INDUSTRIAL RUBBER APPLICATORS, INC.

(signature)----/s/----------------------           (Date)  6/28/02
           DANIEL O. BURKES, PRESIDENT & CEO

___ Refer to the Addendum which is attached and incorporated herein for additional Mortgagors, signatures and acknowledgments.


ACKNOWLEDGMENT:
         STATE OF MINNESOTA, COUNTY OF ST. LOUIS)ss.

     This instrument was acknowledged before me this 28th day of June, 2002 by Daniel O. Burkes, President & CEO of Industrial Rubber Products, Inc., aka Industrial Rubber Applicators, Inc., a Minnesota on behalf of the business or entity.
                                                        /s/
                                                        ------------------------
                                                              (Notary Public)


This instrument was prepared by (name, address)
Northern State Bank of Virginia
600 Chestnut Street
Virginia, MN 55792

                                    EXHIBIT A

PARCEL I That part of the NW1/4 of SE1/4, Section 19, Township 57, Range 20, and more particularly described as follows: Assuming the South boundary line of said NW1/4 of SE1/4 to run North 89deg. 37' 43" East, start at a point on said South boundary line 256.52 feet East of the Southwest corner of said property; thence North 6deg. 25' 50" East for a distance of 385.71 feet to the point of beginning, this point being on the East right-of-way line of the State Highway; thence continue on the same bearing along the East right-of-way line of the State Highway for a distance of 342.42 feet to a point; thence North 89deg. 37' 43" East for a distance of 508.17 feet to a point on the West boundary line of Keppel's Addition to Hibbing, thence South 4deg 28' 15", West along the West boundary line of said Keppel's Addition to Hibbing for a distance of 341.22 feet to a point; thence South 89deg. 37'43" West for a distance of 519.73 feet to the point of beginning.

PARCEL II: East 1/2 of W1/2 of El/2 of NW1/4 of NE1/4 of Section 25, Township 57 North, Range 21 West of the Fourth Principal Meridian, except a strip of land described as follows: An 80 foot strip of land bounded on the North by a line described as follows: Assuming the South boundary line of said NW1/4 of NE1/4 to have a bearing of East and West and Beginning at a point on the West boundary line of said NW1/4 of the NE1/4 698.00 feet Northerly of the SW corner of said NW1/4 of the NE1/4, thence South 88deg. 51' 48" East to the East boundary line. of said NW1/4 of the NE1/4 and there terminating, this point being 672.00 feet Northerly of the SE corner of said NW1/4 of the NE1/4



Industrial Rubber Products, Inc.
June 28, 2002

ATTACHMENT TO COMMERCIAL REAL ESTATE MORTGAGE

EXHIBIT B

     _X_ Additional Terms: The property includes, but is not limited by, the following:

     1. The loan secured by this lien was made under a United States Small Business Administration (SBA) nationwide program which uses tax dollars to assist small business owners. If the United States is seeking to enforce this document, then under SBA regulations:

     a) When SBA is the holder of the Note, this document and all documents evidencing or securing this Loan will be construed in accordance with federal law.

     b) Lender or SBA may use local or state procedures for purposes such as filing papers, recording documents, giving notice, foreclosing liens, and other purposes. By using these procedures, SBA does not waive any federal immunity from local or state control, penalty, tax, or liability. No Borrower or Guarantor may claim or assert against SBA any local or state law to deny any obligation of Borrower, or defeat any claim of SBA with respect to this Loan.

     Any clause in this document requiring arbitration is not enforceable when SBA is the holder of the Note secured by this instrument.

     2. First perfected security interest, subject to no other liens, in the following personal property (including any proceeds and products), whether now owned or later acquired, wherever located: all tooling; molds; furniture; fixtures; and vehicles.

                                Exhibit 10 (29)

U.S. SMALL BUSINESS ADMINISTRATION
NOTE

SBA Loan #        GP 474783 4004
SBA Loan Name              INDUSTRIAL RUBBER PRODUCTS, INC.
Date     June 28, 2002
Loan Amount                1,000,000.00
Interest Rate     VARIABLE, PRIME + 2.0%
Borrower          INDUSTRIAL RUBBER PRODUCTS, INC. 3516 13TH AVE E HIBBING, MN
                  55746
Operating Company          INDUSTRIAL RUBBER PRODUCTS, INC.
Lender            NORTHERN STATE BANK OF VIRGINIA, 600 CHESTNUT STREET,
                  VIRGINIA, MN 55792

1. PROMISE TO PAY:

     In return for the Loan, Borrower promises to pay to the order of Lender the amount of ONE MILLION & NO/100'S Dollars, interest on the unpaid principal balance, and all other amounts required by this Note.

2.       DEFINITIONS:

     "Collateral" means any property taken as security for payment of this Note or any guarantee of this Note.

     "Guarantor" means each person or entity that signs a guarantee of payment of this Note.

     "Loan" means the loan evidenced by this Note.

     "Loan Documents" means the documents related to this loan signed by borrower, any Guarantor, or anyone who pledges collateral.

     "SBA" means the Small Business Administration, an Agency of the United States of America.

3.       PAYMENT TERMS:

     Borrower must make all payments at the place Lender designates. The payment terms for this Note are:

     Repayment Terms: Lender must insert onto SBA note, Form 147, to be executed by Borrower, the following repayment terms, without modification. Lender must complete all blank terms on the Note at time of closing: The interest rate on this Note will fluctuate. The initial interest rate is 8.75% per year. This initial rate is the prime rate on the date SBA received the loan application, plus 2.0%. The initial interest rate must remain in effect until the first change period begins. Borrower must pay principal and interest payments of $12,533.00 every month, beginning one month from the month this Note is dated; payments must be made on the 28th calendar day in the months they are due. Lender will apply each installment payment first to pay interest accrued to the day Lender receives the payment then to bring principal current, then to pay any late fees, and will apply any remaining balance to reduce principal. The interest rate will be adjusted monthly (the "change period"). The "Prime Rate" is the prime rate in effect on the first business day of the month in which an interest rate change occurs, as published in the Wall Street Journal on the next business day. The adjusted interest rate will be 2.0% above the Prime Rate. Lender will adjust the interest rate on the first calendar day of each change period. The change in interest rate is effective on that day whether or not Lender gives Borrower notice of the change. The initial interest rate must remain in effect until the first change period begins. Lender must adjust the payment amount at least annually as needed to amortize principal over the remaining term of the note. If SBA purchases the guaranteed portion of the unpaid principal balance, the interest rate becomes fixed at the rate in effect at the time of the earliest uncured payment default. If there in no uncured payment default, the rate becomes fixed at the rate in effect at the time of purchase. All remaining principal and accrued interest is due and payable 10 years from date of note. Late Charge: If a payment on this Note is more than 10 days late, Lender may charge Borrower a late fee of up to 5% of the unpaid portion of the regularly scheduled payment.

4.       RIGHT TO PREPAY:

     Borrower may prepay this Note. Borrower may prepay 20 percent or less of the unpaid principal balance at any time without notice. If Borrower prepays more than 20 percent and the Loan has been sold on the secondary market, Borrower must:

     A. Give Lender written notice;

     B. Pay all accrued interest; and

     C. If the prepayment is received less than 21 days from the date Lender receives the notice, pay an amount equal to 21 days' interest from the date lender receives the notice, less any interest accrued during the 21 days and paid under subparagraph B.

     If Borrower does not prepay within 60 days from the date Lender receives the notice, Borrower must give Lender a new notice.

5.       DEFAULT:

     Borrower is in default under this Note if Borrower does not make a payment when due under this Note, or if Borrower or Operating Company:

     A. Fails to do anything required by this Note and other Loan Documents;

     B. Defaults on any other loan with Lender;

     C. Does not preserve, or account to Lender's satisfaction for, any of the Collateral or its proceeds;

     D. Does not disclose, or anyone acting on their behalf does not disclose, any material fact to Lender or SBA;

     E. Makes, or anyone acting on their behalf makes, a materially false or misleading representation to Lender or SBA;

     F. Defaults on any loan or agreement with another creditor, if Lender believes the default may materially affect Borrower's ability to pay this Note;

     G. Fails to pay any taxes when due;

     H. Becomes the subject of a proceeding under any bankruptcy or insolvency law;

     I. Has a receiver or liquidator appointed for any part of their business or property;

     J. Makes an assignment for the benefit of creditors;

     K. Has any adverse change in financial condition or business operation that Lender believes may materially affect Borrower's ability to pay this Note;

     L. Reorganizes, merges, consolidates, or otherwise changes ownership or business structure without Lender's prior written consent; or

     M. Becomes the subject of a civil or criminal action that Lender believes may materially affect Borrower's ability to pay this Note.

6.       LENDER'S RIGHTS IF THERE IS A DEFAULT:

     Without notice or demand and without giving up any of its rights, Lender may:

     A. Require immediate payment of all amounts owing under this Note;

     B. Collect all amounts owing from any Borrower or Guarantor;

     C. File suit and obtain judgment;

     D. Take possession of any Collateral; or

     E. Sell, lease, or otherwise dispose of, any Collateral at public or private sale, with or without advertisement.

7.       LENDER'S GENERAL POWERS:

     Without notice and without Borrower's consent, Lender may:

     A. Bid on or buy the Collateral at its sale or the sale of another lienholder, at any price it chooses;

     B. Incur expenses to collect amounts due under this Note, enforce the terms of this note or any other Loan Document, and preserve or dispose of the Collateral. Among other things, the expenses may include payments for property taxes, prior liens, insurance, appraisals, environmental remediation costs, and reasonable attorney's fees and costs. If Lender incurs such expenses, it may demand immediate repayment from Borrower or add the expenses to the principal balance.

     C. Release anyone obligated to pay this Note;

     D. Compromise, release, renew, extend or substitute any of the Collateral; and

     E. Take any action necessary to protect the Collateral or collect amounts owing on this Note.

8.       WHEN FEDERAL LAW APPLIES:

     When SBA is the holder, this Note will be interpreted and enforced under federal law, including SBA regulations. Lender or SBA may use state or local procedures for filing papers, recording documents, giving notice, foreclosing liens, and other purposes. By using such procedures, SBA does not waive any federal immunity from state or local control, penalty, tax or liability. As to this Note, Borrower may not claim or assert against SBA any local or state law to deny any obligation, defeat any claim of SBA or preempt federal law.

9.       SUCCESSORS AND ASSIGNS:

     Under this Note, Borrower and Operating Company include the successors of each, and Lender includes its successors and assigns.

10.      GENERAL PROVISIONS:

     A. All individuals and entities signing this note are jointly and severally liable.

     B. Borrower waives all suretyship defenses.

     C. Borrower must sign all documents necessary at any time to comply with the Loan Documents and to enable Lender to acquire, perfect, or maintain Lender's liens on Collateral.

     D. Lender may exercise any of its rights separately or together, as many times and in any order it chooses. Lender may delay or forgo enforcing any of its rights without giving up any of them.

     E. Borrower may not use an oral statement of Lender or SBA to contradict or alter the written terms of this Note.

     F. If any part of this Note is unenforceable, all other parts remain in effect.

     G. To the extent allowed by law, Borrower waives all demands and notices in connection with this Note, including presentment, demand, protest, and notice of dishonor. Borrower also waives any defenses based upon any claim that lender did not obtain any guarantee; did not obtain, perfect, or maintain a lien upon Collateral; impaired Collateral; or did not obtain the fair market value of Collateral at a sale.

11.      STATE-SPECIFIC PROVISIONS:
         NONE

12.      BORROWER'S NAME(S) AND SIGNATURE(S):

     By signing below, each individual or entity becomes obligated under this Note as Borrower.

                                       Industrial Rubber Products, Inc.


                                        /s/                             6/28/02
                                       -----------------------------------------
                                       Daniel O. Burkes, President         Date

                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share

                                                               Six Months Ended
                                                                    June 30,
                                                               ----------------
                                                                      2002
                                                                   ----------
Primary and full diluted:
  Weighted average shares outstanding
    during the period                                                 4,401,293
                                                                     ----------
Net Income                                                             (390,352)
                                                                     ----------
Net income/(loss) per share - basic                                       $(.09)
                                                                     ==========
Net income/(loss) per share - diluted:                                     (.09)

     Net income per share is computed based upon the weighted average number of shares outstanding during the period. The Stock Options and Warrants discussed in the Company's Schedule 14A filed April 17, 2002 were not dilutive for the period ending June 30, 2002.

                                  Exhibit 99(1)

                        INDUSTRIAL RUBBER PRODUCTS, INC.

                Certification pursuant to 18 U.S.C. Section 1350,
                       as adopted pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Industrial Rubber Products, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel O. Burkes, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of June 30, 2002 (the last date of the period covered by the Report).

                                              /s/ Daniel O. Burkes
                                             -----------------------------------
                                                Daniel O. Burkes
                                                President and
                                                Chief Executive Officer
                                                August 14, 2002

                                  Exhibit 99(2)

                        INDUSTRIAL RUBBER PRODUCTS, INC.

                Certification pursuant to 18 U.S.C. Section 1350,
                       as adopted pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Industrial Rubber Products, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Skalski, Comptroller of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of June 30, 2002 (the last date of the period covered by the Report).

                                              /s/ James Skalski
                                             -----------------------------------
                                                James Skalski
                                                Comptroller
                                                August 14, 2002