Form 10QSB
period 2002-09-20
INDUSTRIAL RUBBER PRODUCTS INC
filed 2002-11-14
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2002 or

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

Common Stock, $.001 Par Value - 5,437,205 shares as of November 11, 2002.

Transitional Small Business Disclosure Format (check one)  Yes   No x

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      Industrial Rubber Products, Inc.
                                         Condensed Balance Sheets
                               Sept 30, 2002 and December 31, 2001

                                                       Sept 30                December 31
                                                        2002                     2001
                                                      Unaudited
                                                  -------------------      -------------------
Assets

Current Assets
    Cash and Cash Equivalents                        $   133,419             $   324,607
    Trade Receivables, net of allowances               2,276,180               2,343,243
    Inventories                                        1,104,134               1,166,081
    Prepaid Expenses                                     181,097                 287,432
    Deferred Taxes                                       261,000                 261,000
                                                     ------------            ------------
    Total Current Assets                             $ 3,955,830             $ 4,382,363
                                                     ------------            ------------
Other Assets
    Cash Value of Life Insurance                     $   242,977             $   238,720
    Investment in common stock of Acotec S.A.        $   120,000             $   120,000
    Goodwill                                                   0               1,081,951
    Accumulated Amortization                                   0                (212,691)
    Loan Origination Fees                                127,992                       0
    Prepaid Expenses                                      14,974                  14,974
                                                     ------------            ------------
    Total Other Assets                               $   505,943             $ 1,242,954
                                                     ------------            ------------

Deferred Taxes                                       $ 1,157,703             $   980,000

Property, Plant and Equipment
    Land                                             $   511,576             $   511,576
    Buildings                                          1,610,551               1,610,551
    Automotive Equipment                                 527,560                 527,560
    Machinery and Equipment                            6,356,392               6,303,351
                                                      -----------             -----------
                                                     $ 9,006,079             $ 8,953,038

    Less Accumulated Depreciation                      4,024,248               3,413,095
                                                     ------------            ------------
    Net Property, Plant and Equipment                $ 4,981,831             $ 5,539,943
                                                     ------------            ------------
Total Assets                                         $10,601,307             $12,145,260
                                                     ============            ============

Liabilities and Stockholder's Equity

Current Liabilities

    Bank Note Payable                                $   474,613             $ 4,699,996
    Current Maturities of Long-term Debt                 545,839                  67,088
    Accounts Payable                                     767,354                 794,369
    Accrued Expenses                                     635,034                 608,663
    Income Taxes Payable                                       0                  51,296
                                                     ------------            ------------
    Total Current Liabilities                        $ 2,422,840             $ 6,221,412
                                                     ------------            ------------

Long-term Debt, less current maturities              $ 2,793,873             $   775,298
                                                     ------------            ------------
Stockholder's Equity

    Common Stock, $.001 per value; authorized
      25,000,000 shares; issued 4,187,205 in 2001;
      and 5,437,205 in 2002.                         $     5,437             $     4,187
    Additional paid-in capital                         6,137,612               5,638,862
    Retained Earnings                                   (761,036)               (494,481)
    Accumulated other comprehensive income                 2,581                     (18)
                                                     ------------            ------------
    Total Stockholder's Equity                       $ 5,384,594             $ 5,148,550
                                                     ------------            ------------
Total Liabilities and Stockholder's Equity           $10,601,307             $12,145,260
                                                     ============            ============

                                             Industrial Rubber Products, Inc.
                                             Condensed Statements of Income
                                                         (Unaudited)


                                                     Three Months Ended                         Nine Months Ended
                                                          Sept 30,                                  Sept 30,
                                              --------------------------------         --------------------------------
                                                 2002                2001                 2002                2001
                                              ------------       -------------         -------------        -----------
Net Sales                                     $ 3,394,163         $ 2,904,590           $10,268,010        $10,873,206
Cost of Sales                                   2,497,143           2,345,815             7,733,029          8,580,944
                                              ------------        ------------          ------------       ------------
   Gross Profit                               $   897,020         $   558,775           $ 2,534,981        $ 2,292,262

Selling, General and Administrative Expense       606,289             505,102             1,844,813          1,854,169
                                              ------------        ------------          ------------       ------------
Operating Income/(Loss)                       $   290,731         $    53,673           $   690,168        $   438,093
                                              ------------        ------------          ------------       ------------
Nonoperating Income/(Expense)
   Interest Income                            $       123         $       686           $     1,066        $     5,805
   Interest Expense                               (84,525)           (134,376)             (266,232)          (442,239)
   Gain/(Loss) on sale of assets                                                                                  (944)
                                              ------------        ------------          ------------       ------------
                                              $   (84,402)        $  (133,690)          $  (265,166)       $  (437,378)
                                              ------------        ------------          ------------       ------------

Income/(Loss) Before Tax                      $   206,329         $   (80,017)          $   425,002        $       715

Income Tax Expense/(Credit)                        82,532             (32,007)              170,001                286
                                              ------------        ------------          ------------       ------------
Income/(Loss) before cumulative effect of     $   123,797         $   (48,010)          $   255,001        $       429
change in accounting principal net of tax

Cumulative effect of accounting change                                                     (521,556)
in goodwill accounting method net of tax      --------------------------------          -------------------------------
                                              $   123,797         $   (48,010)          $  (266,555)       $       429
                                              ===========         ============          ============       ============

Basic and Diluted Earnings/(Loss)
Per Share Note 3

Income/(Loss) before cumulative effect of
change in goodwill accounting method          $ 0.02             ($ 0.01)               $ 0.05               $ 0.00


Cumulative effect of change in goodwill       $ 0.00              $ 0.00               ($ 0.11)              $ 0.00
accounting method

Net Income/(Loss)                             $ 0.02             ($ 0.01)              ($ 0.06)              $ 0.00
                                              ===========         ===========           ===========          ===========

Weighted Average Shares Outstanding             5,437,205           4,187,205             4,747,866            4,187,205



                        Industrial Rubber Products, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                              ---------------------------------
                                                                  2002                  2001
                                                              -------------        ------------
Cash Flows from Operating Activities
   Net Income/(Loss)                                           $ (266,555)          $      429
   Adjustments to reconcile net income/(loss) to net
     cash provided by (used in) operating activities:
       Depreciation                                               611,153              617,809
       Amortization                                                 9,865               54,097
       Cumulative effect of accounting change                     869,260                    0
       (Gain)/Loss on sale of property                                  0                  944
       Deferred Taxes                                            (177,703)                 286
   Changes in working capital components net of
     effect from purchase of business:
       (Increase) Decrease in:
         Receivables                                               67,063              370,499
         Inventories                                               61,947              552,897
         Prepaid Expenses                                         106,335              (36,060)
       Increase (Decrease) in:
         Accounts payable and accrued expenses                    (51,940)            (824,083)
                                                               -----------          -----------
Net cash provided by (used in) operating activities            $1,229,425           $  736,818
                                                               -----------          -----------
Cash Flows from Investing Activities
   Purchase of Property and Equipment                             (53,041)             (65,503)
   (Increase) decrease in cash value of life insurance             (4,257)              (4,139)
   Proceeds from the sale of property                                                      250
   Proceeds from the maturity of marketable debt securities             0                    0
   Purchase of Businesses                                               0                    0
   Other Investing Activities                                           0                    0
                                                               -----------          -----------
Net cash provided by (used in) investing activities            $  (57,298)          $  (69,392)
                                                               -----------          -----------
Cash Flows from Financing Activities
   Net proceeds of stock offering                              $  500,000
   Net proceeds (repayments) on short-term borrowings          (4,225,383)            (475,000)
   Principal payments on long-term borrowings                    (102,674)             (47,158)
   Proceeds from long-term debt borrowings                      2,600,000                    0
   Disbursements on loan origination fees                        (137,857)                   0
   Disbursements for common stock reacquired                            0                    0
                                                               -----------          -----------
Net cash provided by (used in) financing activities           $(1,365,914)          $ (522,158)
                                                               -----------          -----------

(Increase) Decrease in Foreign Currency Adjustment (Note 6)    $    2,599           $    9,506
                                                               -----------          -----------

Net increase (decrease) in cash and cash equivalents           $ (191,188)          $  154,774

Cash and cash equivalents
   Beginning                                                      324,607              388,351
                                                               -----------          -----------
   Ending                                                      $  133,419           $  543,125
                                                               ===========          ===========

Supplemental Disclosures of Cash Flow Information
   Cash payments for interest                                  $  284,644           $  459,192
                                                               ===========          ===========
   Cash payments for income taxes                              $   53,706           $        0
                                                               ===========          ===========

                        Industrial Rubber Products, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                  (Unaudited)

     Note 1. Basis of Presentation. The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended September 30, 2002 and September 30, 2001 (b) the results of operations for the nine months ended September 30, 2002 and September 30, 2001(c) the financial position at September 30, 2002 and (d) the cash flows for the nine month periods ended September 30, 2002 and September 30, 2001. The balance sheet presented as of December 31, 2001 has been derived from the financial statements that have been audited by the Company's independent public accountants (McGladrey & Pullen, LLP). The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB filed April 1, 2002.

     The  results  of  operations  for  interim   periods  are  not  necessarily
indicative of results that will be realized for the full fiscal year.

Note 2.  Accounting for Business Combinations and Intangibles

     In July 2001, the FASB issued Statements of Financial Accounting Standards ("Statement") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards were effective for the Company in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. The Company completed its initial goodwill impairment testing during the first quarter of 2002, and initially determined that there was no impairment of goodwill. However, the Company subsequently revised its conclusion as a result of further impairment testing, including consideration of the Company's market capitalization, as requested by the SEC. Therefore, the Company restated its results for the first quarter of 2002 and the Company recorded a one-time, noncash charge of $521,556 net of tax to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

     Had  SFAS  No.  142  been   effective  at  the  beginning  of  2001,   the
non-amortization provisions would have had the following effect on the results of the quarter and 9-month ended September 30, 2002:

                                                                        Quarter Ended
                                                                ---------------------------
                                                                 September 30   September 30
(In thousands, except per share amounts)                             2002           2001
                                                                ---------------------------
Reported net income/loss                                           $123,797      $(48,010)
Add back:  Goodwill amortization                                          0        18,033
                                                                ---------------------------
  Adjusted net income                                              $123,797      $(29,977
                                                                =============   ==========
Basic and Diluted earnings per share
  Reported net income per share                                    $    .02      $   (.01)
  Goodwill amortization                                                 .00           .00
                                                                ---------------------------
  Adjusted net income per share - basic and diluted                $    .02      $   (.01)
                                                                =============   ==========

                                                                      9-months Ended
                                                                ---------------------------
                                                                 September 30,  September 30,
(In thousands, except per share amounts)                             2002           2001
                                                                ---------------------------
Reported net income/loss                                          $(266,555)     $    429
Add back:  Goodwill amortization                                          0        54,098
                                                                ---------------------------
  Adjusted net (loss) income                                      $(266,555)     $ 54,527
Add back:  Cumulative effect of change in accounting
 principle                                                          521,556             0
                                                                ---------------------------
Adjusted earnings before cumulative effect of change
in accounting principle                                           $ 255,001      $ 54,527
                                                                =============   ==========
Basic and Diluted earnings per share
  Reported net (loss) income per share                             $   (.06)     $    .00
  Goodwill amortization                                                 .00           .01
                                                                ---------------------------
  Adjusted net (loss) income per share - basic and diluted         $   (.06)     $    .01
Add back:  Cumulative effect of change in accounting
principle                                                          $     .11     $    .00
                                                                ---------------------------
Adjusted earnings per share before cumulative effect
of change in accounting principle - basic and diluted              $     .05     $    .01
                                                                =============   ==========

Note 3.  Inventories.  Inventories consist of the following:

                             30-Sept-02    31-Dec-01
                             -------------------------
Raw material                 $  714,777    $  977,065

Work in process                  23,016         8,856

Finished goods                  549,520       354,603

Raw material/customer            27,314        26,531

Allowance for obsolescence     (210,493)     (200,974)
                             -------------------------
                             $1,104,134    $1,166,081
                             =========================

     Loan costs are being amortized on the effective interest method over the life of the debt. The Company incurred loan costs of $137,857 and amortization expense of $9,865 on these loans during the nine months ended September 30, 2002.

     Note 4. Related Party Transactions. As of September 30, 2002 the Company had no receivables with Nelson Roofing, Inc. or K Building Components, Inc. ("KBC"), both companies owned solely by the majority stockholder of the Company. The Company from time to time provides management and administrative services to Nelson Roofing, Inc. and receives a management fee for such services. Management fees invoiced to Nelson Roofing, Inc. amounted to $11,809 in the third quarter of 2001. Management fees for the nine-month period ending September 30, 2001, amounted to $82,663. There were no management fees charged for the first nine months of 2002.

     The Company owns 10 percent of the stock of Acotec S.A. (Acotec). The remaining 90 percent of Acotec is owned by one of the members of Industrial Rubber Products' Board of Directors. Sales to Acotec amounted to $1,234,450 for the first nine months of 2002. Accounts receivable from Acotec were $262,573 at September 30, 2002.

     Note 5. Earnings per share. Earnings per share requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur is securities or other contracts to issue common stock were exercised or converted into common stock. There were no adjustments to net income in computing diluted EPS for the three and nine months ended September 30, 2002 and 2001. The stock options and warrants discussed in the Company's Schedule 14A filed April 17, 2002 were not dilutive for the period ending September 30, 2002.

     Note 6. Total comprehensive income. For the nine-month period ended September 30, 2002, total comprehensive loss was $264,996. For the quarter ended September 30, 2002, total comprehensive income was $184,501. The difference between total comprehensive income and net income was due to foreign currency transaction adjustments net of tax.



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the third quarter of 2002 and the same period of 2001. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

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

Critical Accounting Policies

     The Company prepares the financial statements in conformity with accounting principles generally accepted in the United States of America. Therefore, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting policies, which the Company believes are the most important to aid in fully understanding and evaluating its reported financial results, include the following:

     Accounts receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of the current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for doubtful accounts based upon historical experience and any specific customer collection issues that have been identified. The general payment terms are net 30-45 days for domestic customers and net 90-120 days for foreign customers.

     Deferred taxes. At September 30, 2002, the Company had approximately $1,500,000 of deferred tax assets. The deferred tax assets result primarily due to net operating loss carryforwards. At September 30, 2002, the Company had federal net operating loss carryforwards of approximately $4,000,000 and state operating loss carryforwards of approximately $2,700,000. These carryforwards are available to offset future federal and state taxable income and are, therefore, expected to reduce taxes paid by the Company. The federal net operating loss carryforwards expire in years 2018 through 2021 and the state operating loss carryforwards expire in years 2013 through 2016. In order to realize the deferred tax assets related to these carryforwards, the Company must generate federal and state taxable income at least equal to the net operating loss carryforwards before they expire. For the nine months ended September 30, 2002, the Company generated taxable income of over $400,000. The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

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

     During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. Under the new rules goodwill and certain intangible assets must be assessed for impairment using fair value measurement techniques. The Company completed its initial goodwill impairment testing during the first quarter of 2002, and initially determined that there was no impairment of goodwill. However, the Company has subsequently revised its conclusion as a result of further impairment testing, including considerations of its market capitalization, as requested by the SEC. Therefore, the Company has restated its results for the first quarter of 2002, and recorded a $869,260 noncash pretax charge for the impairment of goodwill, substantially all of which was generated in the acquisitions of TJ Products and Irathane Systems. The charge reflects overall market declines since the acquisitions were announced. The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements. In order to enhance comparability, the Company compares current year results to the prior year exclusive of this charge.

Management Discussion and Analysis

     Net Sales. Net sales for the quarter ending September 30, 2002, of $3,394,163 compares with $2,904,590 in the same quarter of 2001. Net sales for the nine-month period ending September 30, 2002, of $10,268,010 compares with $10,873,206 in the same period in 2001. The decrease in sales for the nine-month period was the result of a reduction of approximately 1.2 million dollars of sales from our distribution of Nordberg/Metso products. When the distribution sales are removed, core sales grew by nearly $600,000 for the period. The increase of sales in the third quarter was due to a general recovery in some of the Company's markets such as construction and mining over the same period last year.

     The Company's order backlog on September 30, 2002, was approximately $1,400,000.

     Cost of Sales. Cost of sales as a percentage of net sales was 73.6% in the third quarter of 2002 compared with 80.8% in the same quarter of 2001. This decrease was the result of improved margins, higher sales volume offsetting fixed costs and the reduction in sales of low margin resale items. Cost of sales for the first nine months of 2002 were 75.3% of net sales compared with 78.9% for the same period in 2001. The decrease was the result of improved margins, the reduction of sales of low margin resale items and the continued effort of reducing costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $505,102 in the third quarter of 2001 to $606,289 in the same quarter of 2002. The increase was the result of the Company operating at a normal base and the comparison to a particularly low expense quarter from 2001. For the nine-month period ending September 30, 2002, selling, general and administrative expenses of $1,844,813 compares with $1,854,169 in the same period in 2001. This close comparison is due to the matching of its overhead cost to the sales levels that it is achieving.

     Non-operating Income and Expense. The major non-operating expense, interest expense, decreased from $134,376 in the third quarter of 2001 to $84,525 in the same quarter of 2002. The decrease was the result of lower interest rates, reduction in debt and the favorable terms of the Company's new loan agreements. For the nine-month period ended September 30, 2002, interest expense was $266,232 and compares with $442,239 in the same period in 2001.

     Net Income/(Loss) Before Tax. Net income before tax for the quarter ending September 30, 2002, was $206,329 and compares with a net loss before tax of $80,017 for the same quarter in 2001. The margin improvements, sales volume increase and reduction of interest expense in the third quarter of 2002 over the same period of 2001 account for the increase of net income. Before the $521,556 net of tax charge for goodwill impairment, net income before tax for the nine-month period ending September 30, 2002, was $425,002 and compares with $715 in the same nine-month period in 2001. The increase was due to improved margins and the reduction in interest expense.

     Income Taxes. During the quarter ended September 30, 2002, the Company recorded an income tax expense of $82,532. This compares with a tax credit of $32,007 in the same quarter of 2001. For the nine-month period ended September 30, 2002, the Company recorded an income tax expense of $170,001 which compares with a tax expense of $286 in the same period of 2001. In addition, the Company recorded $347,704 of deferred tax assets in connection with the cumulative effect of change in goodwill accounting. The Company does not anticipate the payment of income taxes for 2002 income due to operating loss carry forwards from previous years, except for possibly at the Irathane Elliott (Canadian) subsidiary.

     Cash Flows. The Company's cash flows from operating activities showed net cash provided of $1,229,425 for the first nine months of 2002. Working capital component changes accounted for net cash increase of $183,405. Accounts receivable decreased by $67,063 primarily due to lowered sales volumes during the first nine months of the year. Inventories were reduced by $61,947 through a concerted effort by the Company to minimize inventory levels. Accounts payable and accrued expenses decreased by $51,940 due primarily to reduced purchasing activity. These net favorable working capital changes were increased by net income, excluding depreciation, amortization, cumulative effect of accounting change and deferred taxes, of $1,046,020.

     The Company showed net cash used in investing activities of $57,298 in the first nine months of 2002. The major item was $53,041 for the purchase of property and equipment, which reflects the Company's efforts to minimize capital expenditures, and compares with capital expenditures of $65,503 for the same period of 2001.

     The Company used $1,365,914 of cash in financing activities for the first nine months of 2002. The proceeds from a stock offering of $500,000 and an increase in the net long term borrowings of $2,497,326 for the first nine months of 2002 were offset by the retirement of $4,225,383 of short term borrowings. As part of the loan refinancing done in this period the Company had disbursements of $137,857 for loan origination fees.

     In total, the Company showed a net decrease in cash of $191,188 for the first nine months of 2002. This decreased the Company's cash balance from $324,607 to $133,419.


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

     The Company also entered into a loan with Itasca Business Credit Co. of St. Louis Park, Minnesota providing for up to $1,750,000 of operating line credit secured by inventory, accounts receivable, general intangibles and equipment. The operating line is payable on demand and provides for monthly installment payments of interest at a variable rate of 3.75% above US Bank Prime Rate. The Company's operating line balance was $474,613 on Sept 30, 2002.

     The President of the Company has personally guaranteed the above three loans. The new loan agreements contain certain loan covenants including restrictions on dividends.

     Aggregate maturities required on long-term debt as of September 30, 2002 are as follows:

Years ending September 30
-------------------------------------------------------------------------------
2002                                                                 $545,839
2003                                                                  331,365
2004                                                                  359,353
2005                                                                  389,796
2006                                                                  422,915
Therafter                                                           1,290,444
                                                                    ---------
                                                                   $3,339,712

     Gross lease payments under the building lease are $109,080 each year through December 31, 2009. Total lease payments remaining on September 30, 2002 amount to $790,830, including imputed interest of $253,117.

     As discussed in detail in Part II Item 2, on May 31, 2002 the Company completed a private placement of 1,250,000 shares of the Company's common stock. The proceeds from this transaction were $500,000.

     The Company believes that it can fund proposed capital expenditures and operating requirements from operations and bank credit lines.


     Item 3. Controls and Procedures.

     Based on their most recent evaluation, which was completed with 90 days of the filing of this Form 10-QSB, the Company's President and Chief Executive Officer and Comptroller believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting the Company's management to material information required to be included in this Form 10-QSB and other Exchange Act filings.

     There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no significant deficiencies or material weaknesses which required corrective actions.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company was served with Third Party Summons and an Answer and Third Party Complaint on November 8, 2002 for an action venued in the United States District Court, District of Minnesota and titled P.T. Newmont Nusa Tenggara ("Newmont"), Plaintiff vs. Bendtec, Inc. ("Bendtec"), Defendant and Third Party Plaintiff vs. Fluor Daniel Engineers and Constructors, Ltd. ("Fluor Daniel"); Industrial Rubber Applicators, Inc. ("IRA"); and Bedell-Kraus, Third Party Defendants. IRA is a wholly owned subsidiary of the Company. The Complaint of Newmont alleges that Bendtec breached certain warranties in connection with providing rubber lined pipe to Newmont for a project in Sumbawa Indonesia (the "Batu Hijau Project") and seeks damages in an unspecified amount. Bendtec's Third Party Complaint alleges that if Bendtec is found to be liable to Newmont, then Bendtec is entitled to contribution or indemnity from Fluor Daniel, IRA, and/or Bedell-Kraus. The Company is determining if the claim against it is covered by insurance. The Company's attorneys are still conducting their initial investigation of this matter and the Company will be answering the complaint. Based upon the information available to it at this time, the Company does not believe that it has any liability.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.
             Exhibit 99 Certification pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Forms 8-K.
             NONE


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)




Date: November  , 2002                              /s/ James Skalski
                                               ---------------------------------
                                                       James Skalski
                                                        Comptroller

                                 CERTIFICATION

    I, Daniel O. Burkes, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Industrial Rubber Products, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows on the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November ___, 2002              /s/ Daniel O. Burkes
                                        ----------------------------------------
                                        Daniel O. Burkes, President and Chief
                                        Executive Officer


                                 CERTIFICATION

    I, James Skalski, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Industrial Rubber Products, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows on the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November ___, 2002              /s/ James Skalski
                                        ----------------------------------------
                                        James Skalski, Comptroller

                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share

                                                               Nine Months Ended
                                                                  September 30,
                                                               ----------------
                                                                      2002
                                                                   ----------
Primary and full diluted:
  Weighted average shares outstanding
    during the period                                                 4,747,866
                                                                     ----------
Net Income                                                             (260,555)
                                                                     ----------
Net income/(loss) per share - basic                                       $(.05)
                                                                     ==========
Net income/(loss) per share - diluted:                                     (.05)

     Net income per share is computed based upon the weighted average number of shares outstanding during the period. The Stock Options and Warrants discussed in the Company's Schedule 14A filed April 17, 2002 were not dilutive for the period ending September 30, 2002.

                                  Exhibit 99

                        INDUSTRIAL RUBBER PRODUCTS, INC.

                Certification pursuant to 18 U.S.C. Section 1350,
                       as adopted pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Industrial Rubber Products, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Daniel O. Burkes, President and Chief Executive Officer, and James Skalski, Comptroller of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of September 30, 2002 (the last date of the period covered by the Report).

                                              /s/ Daniel O. Burkes
                                             -----------------------------------
                                                Daniel O. Burkes
                                                President and
                                                Chief Executive Officer
                                                November   , 2002


                                              /s/ James Skalski
                                             -----------------------------------
                                                James Skalski
                                                Comptroller
                                                November   , 2002