Form 10KSB
period 2002-12-31
INDUSTRIAL RUBBER PRODUCTS INC
filed 2003-03-28
CIK 1056093

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

x Annual Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
  Act of 1934

    For the fiscal year ended December 31, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    Commission file number: 0-24039


Industrial Rubber Products, Inc.
(Exact name of registrant as specified in its charter)

Minnesota
(State or other jurisdiction of incorporation or organization)

41-1550505
(I.R.S. Employer Identification No.)

3516 East 13th Ave, Hibbing, MN 55746
(Address of principal executive offices including zip code)

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

Yes x   No _

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

The Company's revenues for its fiscal year ended December 31, 2002: $13,323,632.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 14, 2003 was $726,027, based on the closing price of $.28 for the issuer's Common Stock on such date as reported on the Over the Counter Bulletin Board. For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-KSB and does not represent an admission by either the issuer or any such person as to the status of such person.

The number of shares of the Company's Common Stock outstanding as of February 14, 2003 is 5,437,205.

Transitional Small Business Disclosure Form: Yes _ No x

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by references in Part III.

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

ITEM 1. Business

(a) General development of business

     Industrial Rubber Products, Inc. (the "Company," "Industrial Rubber" and "Industrial Rubber Products") was founded in 1986 to acquire and operate a rubber lining facility then owned by Irathane Systems Incorporated, a wholly owned subsidiary of Illinois Tool Works, Inc.

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

     In 1996 The Company entered into a major contract for approximately $10,000,000, to provide rubber-lining services for a pipelining project near Salt Lake City, Utah. To effectively provide these services the Company leased and opened a manufacturing facility in Clearfield, Utah in 1996. During 1997 and 1998 the Company used the facility to provide products and services to copper and gold producing customers in the Western United States and Canada.

     On January 20, 1999 the Company acquired Sonwil Products, Inc. dba TJ Products in West Jordan, Utah. TJ Products provided products and services similar to Industrial Rubber in the Inter-mountain West region of the United States. In addition, it produced cast urethane and rubber molded products for the military, aerospace, paper, utility and mineral processing industries. TJ Products had sales volume of approximately $2.5 million in 2001 and $2.1 million in 2002.

     On January 31, 1999, the lease on the Clearfield facility expired and the Company consolidated those operations at the facilities of the newly acquired TJ Products.

     On March 31, 1999, the Company acquired the assets of Irathane Systems Inc., ("Irathane" and "Irathane Systems") which was a wholly owned subsidiary of Illinois Tool Works. Irathane had three manufacturing plants located in Colorado Springs, Colorado; Hibbing, Minnesota; and Sudbury, Ontario, Canada. The plants produced primarily cast urethane products for the mineral processing, aggregate and utility industries. The Colorado Springs plant also produced the pre-polymer liquids used to produce the cast products in all three Irathane plants and sold the liquids to licensees in Chile and India. Irathane had historical annual sales of approximately $10 million.

     The acquisition of Irathane was financed in substantial part by short term bank financing. On June 28, 2002, the Company entered into long term financing arrangements and paid off the remaining short term acquisition financing for the Irathane Systems acquisition.

     The Company has also, from time to time, entered into distribution and manufacturer's representative agreements with other manufacturers in order to supply additional products to its customers.

     Initially, the Company was taxed as a C corporation under the Internal Revenue Code. Effective January 1, 1989, the Company elected to be taxed as an S corporation. The Company continued to be taxed as an S corporation until March 31, 1998, when the Company elected C Corporation status.

(b) Narrative description of Industrial Rubber's business

Principal Products, Services and Markets

     Industrial Rubber and its subsidiaries design, produce and supply protective materials, abrasion resistant products and equipment, erosion/corrosion protective linings and proprietary urethane and rubber products to the mineral processing, power, paper, aerospace, transportation, military, agriculture, and construction industries.

Product Lines

     Industrial Rubber has four product lines that are sold throughout the world. Its urethane cast parts and liquids line consists of urethane molded products for the hard rock mineral processing, aggregate, power, paper and pulp, military and aerospace, construction, transportation, and oil and gas industries. Its pipe and pipe lining products line consists of rubber and urethane lined pipe and pipe parts fabricated primarily for the mineral processing industry. Its proprietary products line consists of engineered replacement parts primarily for mineral processing facilities. Its standard rubber products line consists of products sold along with related services, to the Company's customers in the various industry segments served by the Company.

     Urethane Cast Parts and Liquids. Industrial Rubber produces urethane cast parts at its North American Irathane facilities and at TJ Products located in West Jordan, Utah. These parts include screens for the mineral processing and aggregate industries, pump linings and parts for the utility and mineral processing industries, rollers for the paper industry, tie pads for the railroad industry and many other parts for the mineral processing industry including cyclones, classifier shoes, discharge cones and launder liners. The Company also applies urethane coating to pipe and other parts to prevent wear. Irathane produces the liquid prepolymer used to produce the cast parts and distributes the liquid prepolymer through licensees in Chile. These liquids are also used internally in the Company's Minnesota, Salt Lake and Sudbury facilities.

     Pipe and Pipe Lining Products. Industrial Rubber produces and supplies rubber and urethane lined slurry pipe and components for tailings pipeline systems. Proprietary formulated rubber and urethane compounds are used to protect these pipelines from abrasion and corrosion.

     In 1996, the Company designed and developed new processes and equipment that decreased the cost and improved the overall product quality of overland slurry pipelines. Mechanical couplings, historically used in connecting lined pipe for long distance overland slurry systems, are typically high cost items to the customer. This is particularly true in high pressure, large diameter pipelines. The Company believes that prior to 1996, industry standards and equipment limitations only allowed for the production of 40' long pipe sections. Industrial Rubber has designed its own production equipment, and presently supplies to its customers 60'lined pipe sections, eliminating one third of the required mechanical couplings, and resulting in cost savings to the customers. The Company believes that the development of 60'lined pipe has set the standard for the industry.

     The Company is not aware of any major pipe projects that have been installed since 1999. Industrial Rubber is aware of 5 major pipe projects that are presently in the engineering and design phase. The Company is monitoring these projects so that it can be included as a possible supplier on those projects.

     Proprietary and Engineered Products. Industrial Rubber's proprietary and engineered product line includes air bags, pressure seals, fuel igniters, auto suspension parts, screens, bridge pads, construction liners, cyclone liners, pump liners, sheet stock, classifier shoes and mill parts, all manufactured with either rubber or urethane raw materials. Industrial Rubber has over 20 proprietary compounds developed specifically for high wear and corrosive applications.

     Standard Rubber Products. Historically, the Company's standard rubber products are vulcanized rubber to steel. Examples of such products are manifolds, screens, pulleys, and rolls. The Company also uses sprayable compounds for wear and corrosion. The acquisition of TJ Products and Irathane greatly expanded this line of products to include molded rubber products for the military and aerospace industries; as well as parts for the paper and mineral processing industries. All products are made to customer engineered specifications. The Company's Quality Assurance Program seeks to insure product conformity while limiting defects and reducing associated value added costs. The Company's Irathane/Elliott division in Sudbury, Ontario, Canada, is ISO 9000 certified.

Markets

     The markets for the  Company's  products are hard rock mineral  processing,
aggregate,  power,  paper  and  pulp,  military  and  aerospace,   construction,
transportation, and oil and gas.

     In 2002, these eight major industries that the Company serves began recovering from a long recession. The Company led by its Irathane division, experienced an increase of sales in its core manufactured products, due to this recovery. During the fourth quarter of 2002 and into 2003 the Company began experiencing a slight downturn in sales due to a new mini recession caused by the fear of war and federal, state, and local government deficits. The Company expects that during 2003, the markets it serves will recover from this mini recession and its customers will again be spending capital dollars to replace equipment and parts to take advantage of any economic recovery.

                          HARD ROCK MINERAL PROCESSING

     The mining industry, including aggregate related materials is served by the Company's products. The hard rock that hosts important minerals (iron, copper, gold, molybdenum), is generally blasted from the earth and then crushed, and ground (processed), to allow the extraction (beneficiation) of these minerals. The equipment needed to process and beneficiate this rock is subject to constant abrasion, corrosion, and erosion. Industrial Rubber has developed, designed, tested, and produced rubber and urethane products that protect the mineral processing and beneficiation equipment, extending their serviceable life, and saving its customers money through decreased replacement cost and reduced downtime. The Company's rubber and urethane products also provide further benefits to it customers through noise abatement and dust and dirt reductions.

     In 2002, the Company began to see recovery in worldwide copper mining and worldwide & domestic gold mining. The market for domestic taconite, nickel, and molybdenum, mining has been significantly hurt by imported foreign steel. The action in the first quarter of 2002 by the United States Government in imposing tariffs on certain steel imports, particularly helped the taconite industry and will continue to stabilize this market. With new stronger steel companies emerging, they again will need these important raw materials (taconite, nickel, and molybdenum). In 2003, the Company expects that taconite mined in the United States will recover from the 33 million tons produced in 2001 to over 37 million tons.

     With 30 plus steel companies in bankruptcy, this relief will allow consolidation and restructuring of the North American integrated steel industry. When new stronger steel companies emerge they again will need these important raw materials (taconite, nickel, and molybdenum). This market alone will allow the Company to recover some of the revenues lost over the last several years.

     In the 4th quarter of 2002, the Irathane Division explored and presented the possibility of lining pipe for the phosphate industry of Florida. Preliminary tests show that Irathane Systems' lined pipe for their matrix and tailing systems will last up to 3 times longer than their present steel pipe. In early 2003, Irathane Systems proprietary compound 2855 will be tested in these lines and with success will open a $10,000,000 per year market in phosphate mining.

                                    AGGREGATE

     Aggregate is the sand, gravel and rock used in the manufacture of asphalt paving material, concrete and for other construction purposes. The polyurethane screen market in the United States for aggregate is $35,000,000. With the Company only capturing $1,400,000 of this market, it was recognized that the Company's product needed a remake. Recognizing that a decline in the market beginning in late 2000 would give the Company time to remake its products, tooling, and distribution, the Company began this change in 2001.

     The Company hired a screen designer whose 2001 objectives were to remake and fix tooling and design new nonblinding products for this market. These two objectives were met in the year 2001 and the new products were introduced at the Con-Agg show in Las Vegas on March 17 - 23, 2002. These products have currently been installed in various properties for testing. The Company expects to see the results in mid - 2003. Previously, the distribution for aggregate products depended on many small distributors that could not be supported by direct sales personnel on a regular basis. In March 2002, a new master distributor was contracted to distribute all of the Company's aggregate products east of the Mississippi. Two direct sales engineers will be responsible for training and supporting this marketing effort. These efforts have proven successful with a substantial order of 1400 screens placed in the first month of 2003. Further larger orders are pending. The goal of this marketing and sales effort is to increase the Company's market share of polyurethane screens to $10,000,000 in three years.

                                      POWER

     The polyurethane products supplied by the Company have been in testing in coal-fired power plants with F.Q.D. circuits for over three years. The tests are now complete and these products have proven to be the best value for this process. In February 2002, the Company hired a marketing person to develop an Internet catalogue to bring these products to market. This person will use the F.Q.D. market study commissioned by Irathane Systems in 1999 to identify potential customers. The goal for the Company is to add 10 power plants to its customer base by the end of 2003.

                                 PAPER AND PULP

     The paper industry is a small market for the Company's products. The opportunities for growth in this industry will be to expand the Company's products from a single customer with multiple plants to other paper companies throughout the United States and Canada. The Company's Utah division began this marketing effort in 2002 by identifying and entering the Company's products in an Internet business-to-business catalogue for paper manufactures.

                             MILITARY AND AEROSPACE

     This market has been in a recession for the Company's products since 1993. With the United States government funding the largest military spending increase in 20 years, the Company expects its specialty precision molded products to increase sales starting in the 4th quarter of 2002 and continue to increase in 2003. The Company is already the approved manufacturer for these products and with plant availability of 80% it is expected that our military and aerospace business will grow to $1,500,000 annually from its present $170,000.

                                  CONSTRUCTION

     The construction industry segment that uses the Company's products is concrete. In 2002, the markets for original equipment manufacturers (OEM's) for batch plants, aggregate mixers, and concrete mixers held relatively flat. Contrary to this overall scenario was an increase of the market share of the OEM that Irathane serves. The Company received and filled an order from an OEM currently being serviced by a competitor. These positives, yielded increase sales of $150,000 for this segment. The Company is now working with a new "start up" OEM for batch plants to provide its wear components. Sales in this segment are expected to grow 10% in 2003.

                                 TRANSPORTATION

     Industrial Rubber Products manufactures products for rail, highway, and air travel. With an ever-growing need for infrastructure improvements for these industries the Company expects its market to grow at 10% per year for the next 5 years.

     The Company's rail products are American Railway Engineering and Maintenance of Way Association (AREMA) specified and approved. In 2002, the manufacturing phase of the Kansas City Highline project was completed. The Company expect to utilize the successful completion of this project to introduce this product to other end users. The Company has currently quoted another project in Florida for $680,000. If successful, manufacturing could begin in late 2003. As major municipalities utilize mass transit, the Company expects the market for these products to grow.

     The Company serves the trucking and airline industry with custom made products. These products, although specific in nature, are used as springboards for development of new products. As an example the Company's airbag manufactured for truck air ride systems gave the Company technicians the idea for P.U.R.L system. P.U.R.L. is an advanced suspension systems for automobiles and light trucks that reduces the weight of a vehicle by 16 pounds and is expected to be introduced in 2005 vehicles. This product has a market potential of $20,000,000 per year, is patented and is contracted by the Company for 10 years from the time it is developed and ready for manufacture.

                                   OIL AND GAS

     In 2002, Irathane Systems began testing its Irathane 2825 proprietary compound for riser pipe linings. Early tests showed this lining material out lasted conventional steel riser pipe material by 26 times. Through repeated tests for temperature, salt water, abrasion, oil contamination, and other radical testing, the Irathane 2825 material has far exceeded any other material tested including steel, high brinell steel, chromium carbide, epoxy, polyethylene, urethanes, rubber, Teflon, Kevlar, and other high tech materials.

     Irathane 2825 has been tested successfully both on standard steel and aluminum substrates. Tests continue on other composite material. During 2003, Irathane 2825 lined riser pipe will be installed in sub sea applications on deep-sea oil drill rigs for future tests. Subject to successful results, Industrial Rubber Product's Irathane Division should begin manufacturing pipe and license successful bidders to manufacture pipe for customers that include Shell, Exxon, Mobil, Petrabrass, Noble Industries, and many other oil producers and drillers that operate offshore.

     With thousands of miles of riser pipe in use and more produced every year, this market could provide significant growth for the Company. Exposure to this market, could also lead into products utilizing other of the Company's products.

Marketing and Distribution of Products

     The Company markets its products through a direct sales force, independent sales representatives, distributors, licensees, and OEM alliances.

     The Company's present sales force consists of sales and marketing vice president, nine direct sales people, two inside sales people, approximately 40 independent sales representatives and distributors, one licensee representative in Chile, four OEM alliances, and sales and marketing clerks.

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

     The marketing plan includes prospective customer identification; customer needs analysis and increased and strategic placement of the sales force, to facilitate geographic market and product expansion. The Company intends to develop business partnerships with existing customers. The marketing plan is being implemented in the U.S., Canadian, Mexican, and Chilean markets and, when appropriate, will be implemented elsewhere. At the present time, Chile, Peru, Brazil, Argentina, Mexico, and Australia are major mineral processing countries, as are certain Southeast Asian countries.

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

Raw Materials and Supplies

     The Company obtains rubber used to manufacture its rubber products from numerous rubber suppliers using Industrial Rubber Products proprietary compounds. The Company produces its own pre-polymer liquids for cast urethane production through a supply of raw material from large nationally recognized chemical companies. The Company obtains numerous metal fabrications from metal fabricators in Minnesota, other states and Canada. The Company anticipates that it will continue to obtain this material from these suppliers, but other sources are available for all such materials.

Dependence on Major Customers

     The Company had one major customer (10% of sales) in the year 2002. This occurred because of a small rebound in the local market for iron ore products. The Company's continuing strategy is to diversify both its products and markets served away from cyclical industries so that there will be no major customers in the future. However, a major project could change this.

Proprietary Rights and Labor Contracts

     The Company holds numerous patents and trademarks. Industrial Rubber holds a patent for a Discharge Millhead, which will terminate on April 7, 2013. The Irathane division holds various patents for elastomeric railroad pads and a railroad tie repair system. The Company is continually developing additional potentially patentable products including rubber compounds, grinding mill parts, screens and cyclone products, pipe coupling products and parts for the automobile industry. The Company also has several proprietary rubber and urethane compounds.

     The Company has not made it a practice to apply for patent protection for its potentially patentable products for several reasons, including the cost of obtaining patent protection. Further, because many of the Company's developments are extensions of existing knowledge, there is no assurance that patents can be obtained for either the products or processes, that the scope of any patent protection would exclude competitors or provide competitive advantages to the Company, that the patents would be held valid if subsequently challenged, or that others will not claim rights in or ownership to the patents and other proprietary rights held by the Company. In addition, there can be no assurance that competitors have not developed or will not develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around such patents. Finally, whether or not patents are issued, others may hold or receive patents, which contain claims having a scope that covers products developed by the Company.

     Industrial Rubber's proprietary rubber and urethane formulae are not patentable. While the Company obtains confidentiality agreements from its suppliers and its key employees, competitors could independently develop the formulae. Further, litigation to protect either patents or trade secrets, to enforce patents issued to the Company, to protect trade secrets or know how owned by the Company, and to defend the Company against claimed infringement may be necessary.

     The Minnesota production employees at the Industrial Rubber Products plant are covered by a collective bargaining agreement with the United Steel Workers of America, Local #6860-1, which terminates on April 15, 2004. The Minnesota production employees at the Irathane plant are covered by a collective bargaining agreement with Midwestern Industrial Council, which terminates on June 30, 2003. The Sudbury, Ontario production employees at the Irathane plant are covered by a collective bargaining agreement with the International Brotherhood of Painters and Allied Trades, Local 1904, which terminates on May 31, 2004. There is no union affiliation at the TJ Products facility.

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

Governmental Regulation

     While Industrial Rubber's products are not subject to, and do not require any governmental approvals before sale, the Company is subject to a wide variety of governmental regulations. As a manufacturing company, Industrial Rubber is subject to safety regulations established by the United States Department of labor and the Minnesota Department of Labor and Industry under the Occupational Safety and Health Act ("OSHA"). Because its products are sold to the mining industry, workplace safety at the Company is also subject to regulation by the Mine Safety and Health Administration. The Company's operations are continually being monitored and inspected. During 2002, the Company received no reporting deficiencies. In 2001 all deficiencies from an OSHA report that year were addressed, none of which had a material effect on the Company's operations. The Company participates with OSHA in a program to limit or correct deficiencies before fines are assessed.

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

     Imposition of such fines or the incurrence of such liability could have a material adverse effect on the Company's business, financial condition and results of operations. Further, changes in environmental regulations in the future could require the Company to make significant capital expenditures to change methods of disposal of hazardous solvents or otherwise alter aspects of its operations.

Employees

     As of March 14, 2003, Industrial Rubber had 96 employees, 94 of whom were full-time; 67 were production workers (51 union); the other 27 full time and 2 part time were in sales, engineering, accounting, administrative and clerical, and production supervision.

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

     The Hibbing, Minnesota (Industrial Rubber) facility is a 30,000 square foot manufacturing facility and office facility that the Company owns, subject to two mortgages, including the Northern State Bank mortgage placed on June 28, 2002, which together have a total balance of $1,204,061 as of December 31, 2002. This facility is used to produce proprietary rubber and rubber lined products that are used in the taconite industry and also shipped throughout North America for use in copper, gold, molybdenum and other mineral processing operations.

     The Hibbing, Minnesota (Irathane) facility is a 42,000 square foot manufacturing and office facility that the Company leases. This facility is used to produce urethane cast products used in the taconite industry in Minnesota, other mineral processing operations throughout the world, and screens for the aggregate industry. This facility also houses sales and technical support staffs. This facility also houses the Company's corporate headquarters. The Company has an option to purchase the facility during the term of the lease.

     The West Jordan, Utah facility is a 25,000 square foot manufacturing facility that is leased. The facility produces urethane cast products, rubber molded products and rubber lined products for the mineral processing, military and aerospace, paper and power industries in the Inter-mountain West. The Company has an option to purchase the facility during the term of the lease.

     The Sudbury, Ontario facility is a 15,000 square foot manufacturing facility used to produce urethane cast products and rubber lined products for the mineral processing industry in Canada. The Company owns the facility.

     The Company believes that all facilities are in satisfactory conditions given their age and use, and expects only normal maintenance in the near future.

ITEM 3. Legal Proceedings

     On October 24, 2002, the Company was named as one of three third-party defendants in a lawsuit involving a slurry pipe project. The Company has responded to the lawsuit denying any liability. Damages are alleged by the Plaintiff to be $2,400,000. At this time, it is too early to determine the probability of the outcome and the Company's ultimate liability, if any. No provision for a loss has been recorded.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters have been submitted to a vote of the security holders of the Company since the date of its previous annual meeting, May 23, 2002, through the solicitation of proxies or otherwise.

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

                  2002     Quarter           High              Low
                  ------------------------------------------------
                             1st            .51               .31
                             2nd            .72               .37
                             3rd            .53               .27
                             4th            .35               .21

                  2001     Quarter           High              Low
                  ------------------------------------------------
                             1st            1.06              .38
                             2nd            1.23              .43
                             3rd             .90              .20
                             4th             .55              .20


     The   approximate   number  of   shareholders   of  record  and  beneficial
shareholders of the Company's $.001 par value common stock as of December 31, 2001 and December 31, 2002, was 1,000.

     The Company has not paid any dividends on its Common Stock, and intends to follow a policy of retaining all of its earning to finance its business and any future acquisitions. The terms of the Company's covenants with its bank and other financing institutions further limits its ability to pay dividends.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

     This commentary should be read in conjunction with the Financial Statements and Notes, presented immediately following the signature page of this 10-KSB Report, for a full understanding of Industrial Rubber's financial position and results of operations.

Fiscal 2002 Compared With 2001

     Net sales in the year ended December 31, 2002, of $13,323,632 decreased 5.7%, or $805,243 when compared with 2001 sales of $14,128,875. The decrease is attributable to a reduction in the sales of distributed products of approximately $1,250,000. This was due to the loss of the Metso/Nordberg distributorship for wear products and other equipment discussed in the Company's 2001 Annual Report on Form 10-KSB.

     The Company's order backlog on December 31, 2002, was approximately $1,250,000.

     Cost of sales as a percentage of net sales was 73.9% in 2002 compared with 76.4% in 2001. The decrease was the result of selling product at a higher margin. Nearly $1,250,000 of lower margin distributor sales were reduced between 2001 and 2002. This decrease in the percentage of cost of sales was also partially helped by the Company's ability to reduce variable manufacturing expenses at nearly all subsidiaries.

     Selling, general and administrative expenses increased slightly from $2,654,616 in 2001 to $2,668,292 in 2002. The small increase was due to increased sales and marketing efforts by the Company. The Company was able to partially offset these costs by restructuring and cost consolidation efforts. These consolidations and cost reductions came from all of the Company's operating units. The Company believes that it has strategically reorganized these expenses and is well positioned on the return of many of its historical markets. As a percentage of sales, selling, general and administrative expenses increased from 18.8% in 2001 to 20.0% in 2002.

     Net non-operating expenses for 2002 of $369,289 compared with $546,251 in 2001. Included in the 2002 expenses were $368,184 of interest expense, all except $62,451 of which was on bank debt. The $62,451 represents interest on the capital lease of the Hibbing Irathane facility. Interest expense decreased in 2002 compared with 2001 primarily because of two factors. First, management's aggressive plan of reducing bank debt exceeded expectations. The Company reduced debt by approximately $2,172,000. The debt was reduced $1,672,000 from operations and $500,000 from a sale of capital stock. Secondly, the majority of the Company's loans are variable rate loans and there were significant interest rate reductions in the market once again in 2002.

     The Company recorded an income tax provision of $206,604 in 2002. This compares with a provision of $89,740 in 2001. In addition, the Company recorded $347,704 of deferred tax assets in connection with the cumulative effect of a change in goodwill accounting. The Company does not anticipate the payment of income taxes for 2002 income due to operating loss carry forwards from previous years. Additional information is provided in Note 8, Income Tax Matters, of the Financial Statements, presented in Item 13 of this 10-KSB Report.

     The 2002 net income before cumulative effect of accounting change was $229,305 or $.05 per basic and diluted share, compared to the 2001 net income of $38,656, or $.01 per basic and diluted share. However, in 2002 the Company had a $521,556 net of tax charge for a cumulative effect of change in accounting principles that resulted in a net loss $292,251 or .06 per share. The increase in operating income was due to the increases in profit margin and the decrease in interest expense discussed above.

Fiscal 2001 Compared With 2000

     Net sales in the year ended December 31, 2001, of $14,128,875 decreased 23.6%, or $4,363,672 when compared with 2000 sales of $18,492,547. The decrease is attributable to the general decline in business activity production in the industries served by the Company.

     The Company's order backlog on December 31, 2001, was approximately $1,500,000.

     Cost of sales as a percentage of net sales was 77.8% in 2001 compared with 77.2% in 2000. The increase was the result of reductions in sales volume having an adverse affect on fixed manufacturing costs. This increase was partially offset by the Company's ability to reduce variable manufacturing expenses at nearly all subsidiaries.

     Selling, general and administrative expenses decreased from $3,610,906 in 2000 to $2,654,616 in 2001. The decrease was the result of restructuring and cost consolidation efforts. These consolidations and cost reductions came from all of the Company's operating units in 2001. As a percentage of sales, selling, general and administrative expenses decreased from 19.5% in 2000 to 18.8% in 2001.

     Net non-operating expenses for 2001 of $546,251 compared with $475,747 in 2000. Included in the 2001 expenses were $546,499 of interest expense, all except $67,423 of which was on bank debt. The $67,423 represents interest on the capital lease of the Hibbing Irathane facility. During 2000, the Company signed a seven-year extension to the original three-year lease. This extension was signed after the Company moved the Colorado equipment to the Hibbing facility and invested nearly $400,000 in leasehold improvements. Interest expense decreased in 2001 compared with 2000 primarily because of two factors. First, management's aggressive plan of reducing bank debt by $1,000,000 was accomplished. Secondly, the majority of the Company's loans are variable rate loans and there were significant interest rate reductions in the market in 2001. Excluding the $248,207 gain from the sale of assets in 2000, the net non-operating expenses improved by $177,703.

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

Liquidity and Capital Resources

     The Company's cash flows provided by operating activities were $1,735,752 for 2002, which is a significant improvement over the $1,095,805 provided by operating activities in 2001. There were several significant differences between the two periods. The Company generated $638,063 of cash by reducing receivables through an improved collection effort and a slight decrease in sales. The Company also continued to reduce inventory levels which added $132,338 of cash flow. These items were partially offset by uses of cash which included a reduction of $380,439 in accounts payable and accrued expenses as well as the net loss of $292,251. The Company was able to reduce accounts payable and accrued expenses because of the significant cash flow generated during the year. In 2002 non-cash adjustments provided $836,900, while favorable working capital changes provided $459,098.

     Cash flows used by investing activities were $141,152 in 2002, compared with $86,400 used for investing activities in 2001. The major difference was an increase of $34,994 for the purchase of assets.

     The Company's net cash used for financing activities was $1,809,973 in 2002 compared with $1,048,202 used by financing activities in 2001. In 2002 the Company reduced bank debt by $2,172,116 compared with $1,048,202 in 2001. These reductions of debt had been a primary goal of the Company and the Company exceeded any payback required by its lenders. Included as an offset in the 2002 net cash used was the $500,000 of cash provided by the sale of common stock. The Company also incurred $137,857 of loan costs in originating the new financing package.

     In total, the Company had a decrease in cash of $223,033, resulting in a cash balance of $101,574 as of December 31, 2002. This compares with a decrease of $63,744 in 2001. The Company has been trying to keep cash at lower levels to minimize debt costs.

     During 2002 the Company replaced all of its short term debt with US Bank with new financing agreements.

     Two long term secured loans were closed on June 28, 2002; one for $1,600,000 (at a fixed rate of 7.75% payable monthly over 7 years) with the Northland Foundation of Duluth, Minnesota and the other for $1,000,000 (at a floating rate of 2% above Wall Street Journal Prime, adjusted monthly, payable monthly over 10 years) with Northern State Bank of Virginia, Virginia, Minnesota. The Northland Foundation loan is secured by the Company's machinery and equipment at Hibbing, Minnesota and West Jordan, Utah. The Northern State Bank loan is secured by a mortgage on the Company's Hibbing (Industrial Rubber) manufacturing facility and the Company's furniture, fixtures, tools, molds and vehicles.

     The Company also entered into a loan with Itasca Business Credit Co. of St. Louis Park, Minnesota providing for up to $1,750,000 of operating line credit secured by inventory, accounts receivable, general intangibles and equipment. The operating line is payable on demand and provides for monthly installment payments of interest at a variable rate of 3.75% above US Bank Prime Rate. The Company's operating line balance was $69,653 on December 31, 2002. The line of credit expires on June 28, 2003.

     The President of the Company has personally guaranteed the above three loans. The new loan agreements contain certain loan covenants including restrictions on dividends.

     The Company believes that it can fund proposed capital expenditures and operational requirements from operations, currently available cash and renewed lines of credit. Proposed capital expenditures for the year ending December 31, 2003 are estimated at $100,000 and compare with $106,863 in 2002 and $71,869 in 2001.

     A summary of the Company's contractual cash obligations at December 31, 2002 is as follows:

Contractual Obligations                     2003        2004         2005        2006       2007       After
---------------------------------------------------------------------------------------------------------------
Long-term debt including interest       $ 687,991     $ 448,380   $ 447,331  $ 434,652   $ 434,652  $1,090,069
Operating Leases                          109,952        14,617       3,612          0           0          0
Capital leases including interest         109,080       109,080     109,080    109,080     109,080     218,160
                                       ------------------------------------------------------------------------
Total Contractual cash obligations      $ 907,023     $ 572,077   $ 559,913  $ 543,732   $ 543,732  $1,308,229

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

     Income taxes. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of change in tax laws and rates on the date of enactment.

     Inventories. Inventories are stated at the lower of cost or market. Cost is
determined  by  the  first-in,   first-out  method.  The  Company  monitors  its
inventories for obsolescence and records allowances when required.

     Revenue Recognition. The Company recognizes revenue upon shipment of product (FOB shipping point). Returns and allowances are recorded in the period the need for such is identified.

     Significant management judgment is required in determining the Company's provision for income taxes and its deferred tax assets. The Company has estimated that its deferred tax assets will be recovered from future taxable income. The deferred tax asset as of December 31, 2002 was $1,385,000. The Company will need to generate future federal taxable income of approximately $3,600,000 to utilize the deferred tax asset. During 2002, the Company had federal taxable income of over $500,000. Management believes that the Company will generate sufficient taxable income to utilize all net operating loss carryforwards before they expire. State net operating loss carryforwards expire in 2013 through 2016 and federal net operating loss carryforwards expire in 2018 through 2021. Footnote 8 to the audited financial statements identifies the net operating loss carryforwards by amount and year of expiration.

Significant  Transactions and Nonrecurring Items

     As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of Industrial Rubber Products' operating results has been affected by certain significant transactions and nonrecurring items in each period.

     During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"), which required that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. Under the new rules goodwill and certain intangible assets must be assessed for impairment using fair value measurement techniques. The Company completed its initial goodwill impairment testing during the first quarter of 2002, and initially determined that there was no impairment of goodwill. However, the Company subsequently revised its conclusion as a result of further impairment testing, including considerations of its market capitalization, as requested by the SEC. Therefore, the Company restated its results for the first quarter of 2002, and recorded a $869,260 noncash pretax charge for the impairment of goodwill, substantially all of which was generated in the acquisitions of TJ Products and Irathane Systems. The charge reflects overall market declines since the acquisitions were completed. The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements. In order to enhance comparability, the Company compares current year results to the prior year exclusive of this charge.

Related Party Transactions

     Under the terms of an agreement with Nelson Roofing, Inc., the Company provided management and administrative services based upon actual employee cost plus overhead and received a management fee for such services during 2001. Management fees received from Nelson Roofing, Inc. amounted to approximately $83,000 in 2001. This agreement was not renewed in 2002. The Company paid $9,642 in 2002 and $7,158 in 2001 to Nelson Roofing, Inc. for construction services. Nelson Roofing, Inc. is owned by the majority stockholder.

     The Company rented warehouse space on a month-to-month basis from a company owned by the majority stockholder for $46,120 in 2002 and $6,000 in 2001.

     The Company rents a portion of an office and production facility from the majority stockholder under the terms of a ten-year capital lease expiring on December 31, 2009. The lease provides that the Company pays all property taxes, insurance, and maintenance plus a monthly rental of $9,090. The Company has a purchase option at any time of $650,000 to December 31, 2002 at which time, the purchase price changes by an inflation adjustment. Rent also changed by the inflation adjustment on January 1, 2003. The Company also leased the remaining portion of the office and production facility on a month to month basis for $3,060 per month.

     During 2002 the Company renewed its employment agreement for an additional year with its President, who is also the majority stockholder, without any change in its terms. Under the employment agreement the President receives a base salary of $175,000 in addition to quarterly bonuses, as defined in the agreement, and annual bonuses based upon the performance of the Company, as determined by the Board of Directors. The agreement contains certain noncompetition provisions.

     The Company accrued unpaid salary and other expenses to the majority stockholder of $11,700 and $90,242 as of December 31, 2002 and 2001, respectively. The Company had advances to the majority stockholder of $39,947 and $112,000 as of December 31, 2002 and 2001, respectively. No new advances or loans have been made to the President since the passage of the Sarbanes-Oxley Act of 2002.

     The Company acquired 10 percent of the stock of Acotec S.A. (Acotec) during 2001. The remaining 90 percent of Acotec is owned by one of the members of Industrial Rubber's Board of Directors. Sales to Acotec amounted to $1,246,840 and $419,994 in 2002 and 2001, respectively. Accounts receivable from Acotec were $197,695 and $236,805 at December 31, 2002 and 2001, respectively.

New Accounting Standards

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for the Company commencing with its 2003 fiscal year. This accounting pronouncement is not expected to have a significant impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and will become effective for the Company commencing with its 2003 fiscal year. The provisions of SFAS 145 related to the rescission of SFAS 13 became effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. This accounting pronouncement is not expected to have a significant impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This SFAS requires that a liability for a cost associated with an exit or disposal activity be recorded at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This accounting pronouncement is not expected to have a significant impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transaction for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for the December 31, 2002 financial statements and have been included in the current presentation.

     In  November  2002 the  FASB  issued  Interpretation  No.  45,  Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation expands disclosure requirements for certain guarantees and requires the recognition of a liability for the fair value of an obligation assumed under a guarantee. The liability recognition provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure provisions apply to fiscal years ending after December 15, 2002. Management does not believe the adoption of this Interpretation will have a material impact on the Company's financial position or results of operations.

     In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is one with equity investors that do not have voting rights or do not provide sufficient financial resources for the entity to support its activities. Under the new rules, variable interest entities will be consolidated by the party that is subject to the majority of the risk of loss or entitled to the majority of the residual returns. The new rules are effective immediately for variable interest entities created after January 31, 2003 and in the third quarter of 2003 for previously existing variable interest entities. Management does not believe the adoption of this Interpretation will have a material impact on the Company's financial position or results of operations.


Part III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

     The information included in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference.

Item 10.  Executive Compensation

     The information included in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders under the captions "Election of Directors--Director Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Employment Contracts; Termination of Employment and Change-In-Control Arrangements" is incorporated by reference.

     Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information included in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders under the caption "Security Ownership of Principal Shareholders and Management" is incorporated by reference in partial response to this Item 11. The following information completes the Company's response to this Item 11.

                      Equity Compensation Plan Information

     The following table sets forth information with respect to the Company's Common Stock that may be issued under its Stock Option Plan. The Stock Option Plan is the only equity compensation plan of the Company in existence as of December 31, 2002 and has been approved by the Company's shareholders.


                                                                                               Number of securities
                                Number of securities to be                                 future issuance under equity
                                  issued upon exercise of      Weighted-average exercise        compensation plans
                                   outstanding options,          price of outstanding          (excluding securities
        Plan Category               warrants and rights      options, warrants and rights     reflected in column 1)
        -------------               -------------------               -------------------     ----------------------

Equity compensation plans
approved by shareholders                  199,900                        $1.61                        200,100

Equity compensation plans not
approved by shareholders                        0                            0                              0
                                       -----------                      --------                     ---------
Total                                     199,900                        $1.61                        200,100
                                          =======                        =====                        =======

Item 12.  Certain Relationships and Related Transactions

         The information included in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" is incorporated by reference.

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

3(a)(2) Restated Bylaws of Company as of January 30, 1998 (Filed as Exhibit 3.1 to Form SB-2 dated February 20, 1998 File No. 333-46643).

10(1) Employment Agreement between the Company and Daniel O. Burkes dated January 30, 2000. (Filed as Exhibit 10(1) to Form 10-KSB dated April 3, 2000, File No. 000-24039) which contract has been extended to January 31 2003.

10(2) Labor Agreement between the Company and United Steelworkers of America dated June 26, 2000. (Filed as Exhibit 10(3) to Form 10-KSQ dated March 12, 2001, File No. 333-46643)

10(3) Labor Agreement between Irathane Systems and Midwestern Industrial Council dated June 30, 1999. (Filed as Exhibit 10(4) to Form 10-KSB dated April 3, 2000, File No. 000-24039).

10(4) Labor Agreement between Industrial Rubber Products-Canada Inc. and International Brotherhood of Painters and Allied Trades Local 1904 dated April 1, 1999. (Filed as Exhibit 10(5) to Form 10-KSB dated April 3, 2000, File No. 000-24039).

10(5) Stock Option Plan, Including Specimen Stock Option Agreement as of January 30, 1999 (Filed as Exhibit 10.5 to Form SB-2 dated February 20, 1998 File No. 333-46643).

10(6) Stock Bonus Plan adopted on October 12, 1999. (Filed as Exhibit 10(7) to Form 10-KSB dated April 3, 2000, File No. 000-24039).

10(7) Lease Agreement between DGW Enterprises, L.C. and Industrial Rubber Products - Utah, Inc. dated January 20, 1999 (Filed as Exhibit 10(7) to Form 10-KSB dated March 29, 1999, File No. 000-24039).

10(8) First Amendment to Lease Agreement between DGW Enterprises, L.C. and Company dated October 5, 1999. (Filed as Exhibit 10(11) to Form 10-KSB dated April 3, 2000, File No. 000-24039).

10(9) Lease Agreement between Daniel O. Burkes and Irathane Systems, Inc. dated January 1, 2000. (Filed as Exhibit 10(12) to Form 10-KSB dated April 3, 2000, File No. 000-24039).

10(10) Lease Addendum Agreement between Daniel O. Burkes and Irathane Systems, Inc. dated June 30, 2000. (Filed as Exhibit 10(3) to Form 10-KSB dated March 12, 2001, File No. 000-24039).

10(11)* Second Lease Addendum Agreement between Daniel O. Burkes and Irathane
        Systems, Inc. dated as of January 1, 2002.

10(12) Purchase Agreement between Industrial Rubber Products - Utah, Inc. and Company and Sonwil Products, Inc., dba T.J. Products and Dean G. Wilson dated January 20, 1999 (Filed as Exhibit 2.1 to Form 8-K dated February 4, 1999, File No. 000-24039).

10(13) Purchase Agreement between Illinois Tool Works Inc. and Industrial Rubber Products, Inc. dated March 25, 1999 (Filed as Exhibit 10.8 to Form 10-KSB dated March 29, 1999, File No. 000-24039).

10(14) Secrecy and Supply Agreement between Illinois Tool Works, Inc. and Company dated March 31, 1999 (Filed as Exhibit 10.9 to Form 8-K dated April 12, 1999 File No. 000-24039).

10(15) Non-Competition Agreement between Illinois Tool Works, Inc. and Company dated March 31, 1999 (Filed as Exhibit 10.10 to Form 8-K dated April 12, 1999, File No. 000-24039).

10(16) Loan Agreement between the Company and Northland Foundation dated June 28, 2002 (Filed as Exhibit 10(26) to Form 10-QSB dated August 14, 2002, File No. 000-24039)

10(17) Financing Agreement between the Company and Itasca Business Credit, Inc. dated June 28, 2002 (Filed as Exhibit 10(27) to Form 10-QSB dated August 14, 2002, File No. 000-24039)

10(18) Real Estate Mortgage from Company to Northern State Bank of Virginia dated June 28, 2002 (Filed as Exhibit 10(28) to Form 10-QSB dated August 14, 2002, File No. 000-24039)

10(19) U.S. Small Business Administration Note from Company to Northern State Bank of Virginia dated June 28, 2002 (Filed as Exhibit 10(29) to Form 10-QSB dated August 14, 2002, File No. 000-24039)

99(1) Certification of Annual Report dated March 27, 2003, signed by Daniel O. Burkes.

99(2) Certification of Annual Report dated March 27, 2003, signed by James Skalski.

Item 14. Controls and Procedures.

     The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of the Company's President, its principal executive officer, and its Comptroller, its principal financial officer, within 90 days of the filing of this Form 10-KSB. Based on that evaluation, the Company's President and Comptroller believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting the Company's management to material information required to be included in this Form 10-KSB and other SEC filings.

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

Industrial Rubber Products, Arizona, Inc., an Arizona Corporation. Currently inactive.

Industrial Rubber Applicators, Inc., a Minnesota Corporation.

Industrial Rubber Products-Montana, Inc., a Montana Corporation.
Currently inactive.

(b)  Reports on Form 8K
     None


SIGNATURES

     In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Industrial Rubber Products, Inc.

Dated: March 27, 2003                            /s/ James A. Skalski
                                                        Comptroller

     Pursuant to the requirement of the Exchange Act this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated by the undersigned thereunto duly authorized.


SIGNATURE                          TITLE                          DATE
                                   President
/s/ Daniel O. Burkes               Chief Executive Officer
Daniel O. Burkes                   and Director                   March 27, 2003

                                   Vice President
/s/ Christopher M. Liesmaki        Chief Operating Officer
Christopher M. Liesmaki            and Director                   March 27, 2003

/s/ Paul A. Friesen
Paul A. Friesen                    Director                       March 27, 2002


/s/ James D. Mackay
James D. Mackay                    Director                       March 27, 2002

/s/ John R. Ryan, Jr.
John R. Ryan, Jr.                  Director                       March 27, 2002

                                CERTIFICATION

    I, Daniel O. Burkes, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Industrial Rubber Products, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows on the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)  presented  in  this  annual   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 27, 2003                     /s/ Daniel O. Burkes
                                        ----------------------------------------
                                        Daniel O. Burkes, President and Chief
                                        Executive Officer


                                 CERTIFICATION

    I, James Skalski, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Industrial Rubber Products, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows on the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 27, 2003                    /s/ James Skalski
                                        ----------------------------------------
                                        James Skalski, Comptroller

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Industrial Rubber Products, Inc.
Hibbing, Minnesota


     We have audited the accompanying consolidated balance sheets of Industrial Rubber Products, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Rubber Products, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As described in Note 13 to the financial statements, the Company changed its method of accounting for goodwill in 2002.



                                                    McGLADREY & PULLEN, LLP


Duluth, Minnesota
February 12, 2003

INDUSTRIAL RUBBER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

ASSETS (Note 4)                                                 2002               2001
-------------------------------------------------------------------------------------------
Current Assets
Cash and cash equivalents                                    $ 101,574            $ 324,607
Trade receivables, less allowance for doubtful
accounts 2002 $400,000; 2001 $380,500                        1,711,994            2,343,243
Income tax refund receivable                                    10,477                    0
Inventories (Note 3)                                         1,033,743            1,166,081
Prepaid expenses                                               148,813              287,432
Prepaid pension costs (Note 9)                                       0               14,974
Deferred taxes (Note 8)                                        247,000              261,000
                                                        -------------------------------------
Total current assets                                         3,253,601            4,397,337
                                                        -------------------------------------

Other Assets
Cash value of life insurance                                   279,509              238,720
Investment in common stock of Acotec S.A.                      120,000              120,000
Deferred debt expense less accumulated
amortization of $19,536 in 2002                                118,321                    0
Goodwill (Note 13)                                                   0              869,260
                                                        --------------------------------------
                                                               517,830            1,227,980
                                                        --------------------------------------

Deferred Taxes (Note 8)                                      1,138,000              980,000
                                                        --------------------------------------

Intangible Pension Asset (Note 9)                               40,255                    0
                                                        --------------------------------------

Property and Equipment (Note 5)
Land                                                           511,576              511,576
Buildings and leasehold improvements                         1,610,551            1,610,551
Automotive equipment                                           518,022              527,560
Machinery and equipment                                      6,353,331            6,303,351
                                                        --------------------------------------
                                                             8,993,480            8,953,038
Less accumulated depreciation                                4,173,097            3,413,095
                                                        --------------------------------------
                                                             4,820,383            5,539,943
                                                        --------------------------------------
                                                           $ 9,770,069         $ 12,145,260
                                                        ======================================

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                         2002                 2001
----------------------------------------------------------------------------------------------
Current Liabilities
Bank notes payable (Note 4)                                   $ 69,653          $ 4,699,996
Current maturities of long-term debt (Note 5)                  565,194               67,088
Accounts payable                                               501,427              794,369
Accrued expenses                                               521,166              608,663
Income taxes payable                                                 0               51,296
                                                        --------------------------------------
Total current liabilities                                    1,657,440            6,221,412
                                                        --------------------------------------


Long-Term Debt, less current maturities (Note 5)             2,735,419              775,298
                                                        --------------------------------------


Accrued Pension Costs (Note 9)                                  45,622                    0
                                                        --------------------------------------

Commitments and Contingencies (Notes 11, 12, and 14)


Stockholders' Equity (Note 6)
Common stock, $.001 par value; authorized 25,000,000
 shares; issued 2002 - 5,437,205; 2001 - 4,187,205 shares        5,437                4,187
Additional paid-in capital                                   6,137,612            5,638,862
Accumulated deficit                                           (786,732)            (494,481)
Accumulated other comprehensive loss                           (24,729)                 (18)
                                                        -----------------------------------------
                                                             5,331,588            5,148,550
                                                        -----------------------------------------
                                                           $ 9,770,069         $ 12,145,260
                                                        =========================================

INDUSTRIAL RUBBER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002 and 2001

                                                                  2002                 2001
------------------------------------------------------------------------------------------------
Net Sales (Notes 2 and 10)                                    $ 13,323,632         $ 14,128,875

Cost of Sales                                                    9,850,142           10,799,612
                                                           -----------------------------------------
Gross profit                                                     3,473,490            3,329,263

Operating Expenses                                               2,668,292            2,654,616
                                                           -----------------------------------------
Operating income                                                   805,198              674,647
                                                           -----------------------------------------

Nonoperating Income (Expense)
Interest and other income                                           1,454                6,442
Interest expense                                                 (368,184)            (546,499)
Loss on sale of equipment                                          (2,559)              (6,194)
                                                           -----------------------------------------
                                                                 (369,289)            (546,251)
                                                           -----------------------------------------

Income before income taxes                                        435,909              128,396

Federal and State Income Taxes (Note 8)                           206,604               89,740
                                                           -----------------------------------------
Income before cumulative effect of change
in accounting principle                                           229,305               38,656

Cumulative Effect of Accounting Change in Goodwill
Accounting Method, net of tax (Note 13)                          (521,556)                   0
                                                           -----------------------------------------
Net income (loss)                                              $ (292,251)            $ 38,656
                                                           =========================================

Earnings per common share - basic
Income before cumulative effect of change in
accounting principle                                           $     0.05              $  0.01
Cumulative effect of accounting change                              (0.11)                   0
                                                           -----------------------------------------
Net income (loss)                                              $    (0.06)             $  0.01
                                                           =========================================

Earnings per common share - diluted
Income before cumulative effect of change in
accounting principle                                           $     0.05              $  0.01
Cumulative effect of accounting change                              (0.11)                   0
                                                           -----------------------------------------
Net income (loss)                                              $    (0.06)             $  0.01
                                                           =========================================

Weighted average number of shares and share equivalents:
Basic                                                            4,934,739           4,187,205
                                                           =========================================
Diluted                                                          4,934,739           4,468,555
                                                           =========================================

See Notes to Consolidated Financial Statements.

INDUSTRIAL RUBBER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2002 and 2001

                                                                                  Accumulated
                                                      Additional                     Other          Total           Total
                                   Common Stock         Paid-in    Accumulatd    Comprehensive   Stockholder   Comprehensive
                                Shares      Amount      Capital      Deficit      Income(Loss)      Equity     Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31,2000      4,187,205  $ 4,187    $ 5,638,862    $ (533,137)     $ 24,929       $5,134,841

Foreign currency
  translation adjustment               0        0              0             0       (24,947)         (24,947)    $ (24,947)
Net income                             0        0              0        38,656             0           38,656        38,656
Total comprehensive
 income                                                                                            $   13,709
                                                                                                   ===========

Balance, December 31, 2001     4,187,205    4,187      5,638,862      (494,481)          (18)       5,148,550

Foreign currency
 translation adjustment                0        0              0             0        (7,660)          (7,660)    $  (7,660)
Unrecognized pension costs             0        0              0             0       (17,051)         (17,051)      (17,051)
Sale of 1,250,000 shares
 of common stock               1,250,000    1,250        498,750             0             0          500,000
Net loss                               0        0              0      (292,251)            0         (292,251)     (292,251)
Total comprehensive
 loss                                                                                                             $(316,962)
                                                                                                                  ===========

Balance, December 31, 2002     5,437,205  $ 5,437    $ 6,137,612     $(786,732)    $ (24,729)      $5,331,588
                               ==============================================================================

See Notes to Consolidated Financial Statements.


INDUSTRIAL RUBBER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002 and 2001

                                                               2002                 2001
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income (loss)                                          $ (292,251)            $ 38,656
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
 Depreciation                                                 817,364              828,930
 Amortization                                                  19,536               72,130
 Cumulative effect of accounting change                       869,260                    0
 Recovery of bad debts                                         (6,814)             (25,000)
 Loss on sale of equipment                                      2,559                6,194
 Deferred taxes (credits)                                    (133,000)              35,000
 Changes in assets and liabilities:
  Decrease in trade receivables                               638,063              205,486
  Increase in income tax refund receivable                    (10,477)                   0
  Decrease in inventories                                     132,338              559,053
  (Increase) decrease in prepaid expenses                     138,619             (201,805)
  Decrease in accounts payable and accrued expenses          (380,439)            (473,135)
  Increase (decrease) in income taxes payable                 (51,296)              50,296
  Other prepaids and accruals, net                             (7,710)                   0
                                                          ---------------------------------
    Net cash provided by operating activities               1,735,752            1,095,805
                                                          ---------------------------------

Cash Flows from Investing Activities
 Purchase of property and equipment                          (106,863)             (71,869)
 Proceeds from sale of equipment                                6,500               11,750
 Increase in cash value of life insurance                     (40,789)             (26,281)
                                                          ----------------------------------
   Net cash used in investing activities                     (141,152)             (86,400)
                                                          ----------------------------------

Cash Flows from Financing Activities
 Net payments on short-term borrowings                     (4,630,343)            (985,000)
 Proceeds from long-term borrowings                         2,641,168                    0
 Payment of debt issue costs                                 (137,857)                   0
 Principal payments on long-term borrowings                  (182,941)             (63,202)
 Proceeds from sale of common stock                           500,000                    0
                                                          ---------------------------------
   Net cash used in financing activities                   (1,809,973)          (1,048,202)
                                                          ---------------------------------

Effect of Foreign Currency Exchange Rate Changes
 on Cash and Cash Equivalents                                  (7,660)             (24,947)
                                                          ---------------------------------

   Net decrease in cash and cash equivalents                 (223,033)             (63,744)

Cash and Cash Equivalents
Beginning                                                     324,607              388,351
                                                           --------------------------------
Ending                                                      $ 101,574            $ 324,607
                                                           ================================

                               (Continued)

Supplemental Disclosures of Cash Flow Information
 Cash payments for:
  Interest                                                  $ 357,438            $ 582,395
                                                           ================================

  Income taxes                                               $ 53,673            $   3,050
                                                           ================================

Supplemental Schedule of Noncash Investing
 and Financing Activities
 Change in intangible pension asset for unrecognized
  pension costs, net of deferred taxes of $11,000
  in 2002                                                    $ 17,051            $       0
                                                           ================================

 Accounts receivable exchanged for investment
  in common stock of Acotec S.A.                             $      0            $ 120,000
                                                           ================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

               INDUSTRIAL RUBBER PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

     Trade receivables: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The general repayment terms are net 30-45 days for domestic customers and net 90-120 days for foreign customers.

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

     The building  under  capital  lease had a cost of $650,000 and  accumulated
depreciation   of  $195,000   and  $130,000  at  December  31,  2002  and  2001,
respectively.

     Impairment of long-lived assets: Management periodically reviews the carrying value of long-term assets for potential impairment by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be measured. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset with fair value being determined using discounted cash flows. To date management has determined that no other impairment of these assets exists.

     Deferred debt expense: Deferred debt expense is amortized using the effective interest method over the period of financing and is reported with interest expense on the statement of operations.

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

     Advertising costs: The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 2002 and 2001, advertising expense totaled $28,083 and $28,161 respectively.

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

     Use of estimates in the preparation of financial statements: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassification: Certain reclassifications were made to the 2001 financial statements to conform to the 2002 presentation. These reclassifications had no impact on net income or stockholders' equity as previously reported.

     Earnings per common share (EPS): Basic EPS is calculated using net income divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to basic except that the weighted average of common shares outstanding is increased to include the number of additional commons shares that would have been outstanding if the dilutive potential common shares such as options and warrants had been issued.

     Shares used in the calculation of diluted EPS are summarized below:

                                                              2002        2001
--------------------------------------------------------------------------------
Weighted average of common shares outstanding              4,934,739   4,187,205
Dilutive effect of stock options and warrants                      0     281,350
                                                          ----------------------
Weighted average common and common equivalent
shares outstanding                                         4,934,739   4,468,555
                                                          ======================

     Options to purchase 199,900 and 133,650 shares of common stock were outstanding during the years ended December 31, 2002 and 2001, respectively. Warrants to purchase 126,000 shares of common stock were outstanding during the years ended December 31, 2002 and 2001. The options and warrants to purchase were excluded from the computation of common stock equivalents because they were anti-dilutive for the year ended December 31, 2002.

     Employee Stock Plans: The Company has a stock-based compensation plan, which is described more fully in Note 6. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):


                                                               2002                 2001
--------------------------------------------------------------------------------------------
Net income (loss):
As reported                                                 $ (292,251)            $ 38,656
Deduct total stock-based employee compensation
expense determined under fair value based method
for all awards, net of tax                                       6,618               12,509
                                                           ----------------------------------
Pro forma                                                   $ (298,869)            $ 26,147
                                                           ==================================

Basic earnings (loss) per share:
As reported                                                    $ (0.06)              $ 0.01
Pro forma                                                        (0.06)                0.01

Diluted earnings (loss) per share:
As reported                                                    $ (0.06)              $ 0.01
Pro forma                                                        (0.06)                0.01


Note 2. Revenue by Products and Services

     The Company's revenue is attributed to a single reportable segment and results from the sale of products or services which consist of liquid urethanes, urethane moldings and rubber and urethane linings for the mineral processing, aggregate, transportation, and power industries.

     The following table presents net sales from external customers for each of the Company's groups of products and services for the years ended December 31, 2002 and 2001:

                                                   2002                 2001
--------------------------------------------------------------------------------
Urethane cast parts                            $ 7,004,330          $ 6,532,774
Pipe and pipe lining products                      815,980            1,201,129
Liquids                                          1,475,733              663,083
Spray                                              670,682              488,767
Proprietary engineered products                    818,543              977,877
Standard rubber products                         1,932,028            2,488,281
Steel cast parts                                    72,966              970,831
New equipment                                            0              470,633
Other                                              533,370              335,500
                                            ------------------------------------
                                              $ 13,323,632         $ 14,128,875
                                            ====================================

     The Company's revenue (based on location of the customer) for the years ended December 31, 2002 and 2001 is as follows:

                                                  2002                 2001
--------------------------------------------------------------------------------
United States                                 $ 10,179,849         $ 11,355,875
Canada                                           1,637,964            2,088,000
Chile                                            1,246,840              419,994
Other countries                                    258,979              265,006
                                            ------------------------------------
                                              $ 13,323,632         $ 14,128,875
                                            ====================================

     Net sales for the year ended December 31, 2002 included sales to a major customer which accounted for $1,720,447 or 12.9 percent of net sales. There were no sales to a single customer in excess of 10 percent of net sales in 2001.

     The Company's property and equipment as of December 31, 2002 and 2001 is located as follows:

                                                   2002                 2001
--------------------------------------------------------------------------------
United States                                  $ 4,286,697          $ 4,913,120
Canada                                             533,686              626,823
                                            ------------------------------------
                                               $ 4,820,383          $ 5,539,943
                                            ====================================

Note 3.  Inventories

     Inventories consist of the following as of December 31, 2002 and 2001:

                                                     2002                 2001
---------------------------------------------------------------------------------
Raw materials                                     $ 834,182            $ 977,065
Work in process                                      31,871                8,856
Finished goods                                      302,007              354,603
                                                 --------------------------------
                                                  1,168,060            1,340,524
Raw materials purchased on behalf of customers       25,540               26,531
                                                 --------------------------------
                                                  1,193,600            1,367,055
Less allowance for obsolescence                     159,857              200,974
                                                 --------------------------------
                                                 $1,033,743           $1,166,081
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

Note 4.       Notes Payable and Liquidity

     During 2002, the Company entered into a $1,750,000 revolving line of credit agreement with a bank for working capital financing. The agreement expires on June 28, 2003. Advances under the line of credit are subject to a borrowing base of eligible trade receivables and inventories, as defined in the agreement. Advances under the line of credit are collateralized by trade receivables, inventories, equipment, general intangibles, and assignment of a life insurance policy, and are personally guaranteed by the majority stockholder. Interest on the revolving line of credit is payable monthly at the bank's reference rate, plus 3.75 percent (8.5 percent at December 31, 2002). At December 31, 2002, $69,653 was outstanding on the revolving line of credit.

     Among other things, the agreement requires the Company to refrain from declaring or paying any dividends on its common stock, to refrain from acquiring any of its capital stock in excess of $25,000, to limit the purchase, sale, or disposal of property and equipment to $150,000 in any year, and to refrain from making any change in its capital structure.

Note 5.  Long-Term Debt

     A summary of long-term debt as of December 31, 2002 and 2001 is as follows:

                                                                          2002                 2001
------------------------------------------------------------------------------------------------------
Capital lease obligation to Company president for use of
 building, payable in monthly installments of $9,090 to
 December 31, 2009, discounted at a rate of 11.3%                      $ 525,558            $ 572,187
Note payable, Northland Foundation, due in monthly
 installments of $24,739 including interest at 7.75% to
 June 2009, at which time the remaining balance is due                 1,530,969                    0
Note payable, bank, due in monthly installments of $11,482
 including interest at 2% above the prime rate as published in the Wall Street
 Journal (6.75% at December 31, 2002)
 to June 2012, at which time the remaining balance is due                964,450                    0
Note payable, bank, due in monthly installments of $1,576
 including interest at 8.5% to April 2003, at which time
 the remaining balance is due                                            125,491              138,094
Note payable, bank, in participation with the Iron Range
 Resources Rehabilitation Board, due in monthly
 installments of $1,144 including interest at 3.5% to
 April 2003, at which time the remaining balance is due                  114,120              128,561
Other note payable due in monthly installments of $1,144
 to November 2005, collateralized by a vehicle                            40,025                    0
Other notes paid in full during 2002                                           0                3,544
                                                                  -----------------------------------------
                                                                       3,300,613              842,386
Less current maturities                                                  565,194               67,088
                                                                  -----------------------------------------
                                                                     $ 2,735,419            $ 775,298
                                                                  =========================================


     The 7.75 percent note payable to Northland Foundation (Northland) is collateralized by machinery and equipment, and assignment of a life insurance policy, and guaranteed by the majority stockholder. Among other things, the note requires the Company to:

     a. Not pay any dividends to its shareholders without Northland's prior written consent.
     b. Not increase the compensation of any officer who is a majority shareholder or the spouse thereof, without Northland's prior written consent.
     c. Maintain a current ratio of at least 1.4 to 1.
     d. Maintain a minimum working capital of $1,500,000.
     d. Maintain a debt to worth ratio of not less than 1.5 to 1.
     e. Limit capital expenditures or sales of property and equipment in any one year to $250,000.
     f. Obtain bank approval for the issuance of additional debt.

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

     The 6.75 percent note payable to the bank is collateralized by machinery and equipment (subordinated to creditor in Note 4) and secured by a mortgage and guaranteed by the majority stockholder.

     Aggregate maturities required on long-term debt as of December 31, 2002 are as follows:

Years Ending December 31,
-------------------------------------------------------------------------------
2003                                                               $ 565,194
2004                                                                 351,866
2005                                                                 379,304
2006                                                                 397,815
2007                                                                 431,643
Thereafter                                                         1,174,791
                                                               -----------------
                                                                     $ 3,300,613
                                                               =================

     Gross lease payments under the building lease are $109,080 each year through December 31, 2009. Total lease payments remaining at December 31, 2002 amount to $763,560 including imputed interest of $238,002.

Note 6.       Stock Option and Bonus Plan

     Stock option plan: The Company has a Stock Option Plan which provides for the granting of stock options to employees, directors and officers of the Company. The number of shares issued pursuant to the options granted shall not exceed 400,000 shares. Options are exercisable at various amounts per share, which approximate fair market value at the date of grant and expire five years after date of grant. Options vest immediately.

     The fair value of stock options used to compute pro forma net income and income per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Weighted-Average Assumptions                                         Amount
-------------------------------------------------------------------------------
Dividend rate                                                             0
Price volatility                                                      80.37%
Risk-free interest rate                                                4.64%
Expected lives of options                                                 5

     A summary of the stock option plan is as follows:

                                                   2002                            2001
                                           ---------------------------     --------------------------
                                                           Weighted-                     Weighted-
                                                            Average                       Average
                                                           Exercise                      Exercise
                                             Shares          Price          Shares         Price
-----------------------------------------------------------------------------------------------------
Under option, beginning of year              133,650         $ 1.95        177,650         $ 1.96
 Granted                                      66,250           0.93              0              0
 Exercised                                         0              0              0              0
 Forfeited/canceled                                0              0        (44,000)          2.00
Under option, end of year                    199,900         $ 1.61        133,650         $ 1.95
                                           ===========                   ===========

Options exercisable, end of year             199,900                       133,650
                                           ===========                   ===========

Weighted-average fair value per option
 of options granted during the year             0.17                          N/A
                                           ===========                   ===========

     A further summary of options outstanding as of December 31, 2002 is as follows:

                                             Options Outstanding and Exercisable
----------------------------------------------------------------------------------------
                                                       Weighted-
                                                        Average               Weighted-
                                  Number               Remaining               Average
                                Outstanding           Contractual             Exercise
Exercise Price                and Exercisable         Life (Years)              Price
----------------------------------------------------------------------------------------
$0.350                             8,750                  4.25                $ 0.350
$1.000                            50,000                  4.25                $ 1.000
$1.125                             7,500                  2.91                $ 1.125
$1.150                             7,500                  4.25                $ 1.150
$1.875                             3,750                  1.78                $ 1.875
$2.000                           122,400                  2.08                $ 2.000
                            -----------------                             -------------
                                 199,900                                      $ 1.611
                            =================                             =============

     Stock bonus plan: The Company has a stock bonus plan which provides for the granting of stock to employees, directors and officers of the Company. The number of shares which may be issued pursuant to the plan shall not exceed 50,000 shares. The Company issued 43,205 shares under the plan during previous years.

Note 7.  Stockholders' Equity

     In connection with the initial public offering in April 1998, the Company issued warrants to the underwriters to purchase 126,000 shares of the Company's common stock. The warrants are exercisable at a price equal of $6.00 per share through April 2003.

Note 8.  Income Tax Matters

     The components of the income tax provision on income from continuing operations for the years ended December 31, 2002 and 2001 are as follows:

                                                    2002                 2001
--------------------------------------------------------------------------------
Current:
State                                             $ 2,100              $ 3,050
Foreign                                           (10,200)              51,690
                                       -----------------------------------------
                                                   (8,100)              54,740
                                       -----------------------------------------
Deferred:
Federal                                           195,904               25,000
State                                              18,800               10,000
                                       -----------------------------------------
                                                  214,704               35,000
                                       -----------------------------------------
                                                $ 206,604             $ 89,740
                                       =========================================

     The total tax provision (credits) for the years ended December 31, 2002 and 2001 was ($152,100) and $89,740, respectively. Those amount have been allocated to the following financial statement items:

                                                           2002                  2001
----------------------------------------------------------------------------------------
Income from continuing operations                       $  206,604          $    89,740
Cumulative effect of change in accounting principle       (347,704)                   0
Stockholders' equity, unrecognized pension costs           (11,000)                   0
                                                      ----------------------------------
                                                        $ (152,100)              89,740
                                                      ==================================

     The income tax provision on income from continuing operations differs from the amount of income tax determined by applying the US federal income tax rate to pretax income due to the following:

Year Ended December 31,                                    2002                 2001
----------------------------------------------------------------------------------------
Computed "expected" tax expense                         $ 153,000             $ 45,000
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit             28,000                3,050
Benefit of income taxed at lower rates                     (6,400)               4,500
Nondeductible expenses and other                           32,004               37,190
                                                      ----------------------------------
                                                        $ 206,604             $ 89,740
                                                      ==================================

     Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                                                                  2002                 2001
-------------------------------------------------------------------------------------------------------------
Property and equipment                                                      $ (574,000)          $ (606,000)
                                                                          -----------------------------------

Additional costs capitalized to inventory for income tax purposes               10,000               12,000
Accrued expenses not currently deductible for tax purposes                      34,000               28,000
Allowance for doubtful accounts                                                152,000              145,000
Net operating loss carryforwards                                             1,353,000            1,551,000
Allowance for obsolete inventory                                                61,000               76,000
Foreign tax credit carryforward                                                 35,000               35,000
Intangible assets                                                              303,000                    0
Unrecognized pension costs                                                      11,000                    0
                                                                          -----------------------------------
Total deferred tax assets                                                    1,959,000            1,847,000
                                                                          -----------------------------------
Net deferred tax assets                                                    $ 1,385,000          $ 1,241,000
                                                                          ===================================

     The deferred tax amounts have been classified on the balance sheet as follows:

                                                   2002                 2001
--------------------------------------------------------------------------------
Current deferred tax assets                     $ 247,000            $ 261,000
Noncurrent deferred tax assets                  1,138,000              980,000
                                             -----------------------------------
Net deferred tax assets                       $ 1,385,000          $ 1,241,000
                                             ===================================

     The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

     At December 31, 2002, the Company has federal net operating loss carryforwards of approximately $3,600,000 and state operating loss carryforwards for Minnesota and Utah of approximately $1,800,000 and $720,000, respectively, which are available to reduce future taxable income. The net operating loss carryforwards expire as follows:

Expiration Date                                    Federal              State
--------------------------------------------------------------------------------
December 31, 2013                              $        0             $ 98,892
December 31, 2014                                       0            1,445,930
December 31, 2015                                       0              807,376
December 31, 2016                                       0              168,121
December 31, 2018                                  88,221                    0
December 31, 2019                               2,093,412                    0
December 31, 2020                               1,170,958                    0
December 31, 2021                                 244,626                    0
                                            ------------------------------------
                                              $ 3,597,217          $ 2,520,319
                                            ====================================

Note 9.  Retirement Plan

     The Company has a defined benefit pension plan that covers certain union employees and retirees. Information relative to the Company's defined benefit pension plan is presented below:

                                                           2002                 2001
----------------------------------------------------------------------------------------
Changes in benefit obligations:
Obligations at beginning of year                        $ 224,228            $ 186,493
Service cost                                               14,867               14,562
Interest cost                                              15,690               13,989
Benefits paid                                              (3,928)                (876)
Actuarial gains                                            29,334               10,060
                                                      ----------------------------------
Obligations at end of year                              $ 280,191            $ 224,228
                                                      ==================================

Changes in plan assets:
Fair value of assets at beginning of year               $ 202,841            $ 171,949
Actual return on assets                                     7,130                9,342
Company contributions                                      28,526               22,426
Benefits paid                                              (3,928)                (876)
                                                      ----------------------------------
Fair value of assets at end of year                     $ 234,569            $ 202,841
                                                      ==================================

Funded status at end of year:
Plan assets less than obligations                       $ (45,622)           $ (21,387)
Unrecognized gains                                         28,051               (7,122)
Unrecognized transition obligation                         40,255               43,483
                                                      ----------------------------------
                                                         $ 22,684             $ 14,974
                                                      ==================================

Amounts recognized on balance sheet as:
Accrued pension costs                                   $ (45,622)            $      0
Prepaid pension costs                                           0               14,974
Intangible pension asset                                   40,255                    0
Accumulated comprehensive income reduction                 28,051                    0
                                                      ----------------------------------
                                                         $ 22,684             $ 14,974
                                                      ==================================

Costs recognized during the year:
Service cost                                             $ 14,867             $ 14,562
Interest cost                                              15,690               13,989
Expected return on plan assets                            (12,969)             (11,018)
Amortization of transition obligation                       3,228                3,228
                                                      ----------------------------------
Total costs recognized in expense                        $ 20,816             $ 20,761
                                                      ==================================

                                                            2002                 2001
----------------------------------------------------------------------------------------
Assumptions used in computing ending obligations:
Discount rate                                               6.50%               7.25%
Expected return on plan assets                                6%                   6%

     The Company also has a Salary Savings Plan and Trust (401(k)) which covers substantially all employees of the Company. The plan provides for contributions in such amounts as the Board of Directors may annually determine. Company contributions for 2002 and 2001 were $28,097 and $26,556, respectively.

Note 10. Related Party Transactions

     Under the terms of an agreement with Nelson Roofing, Inc., the Company provided management and administrative services based upon actual employee cost plus overhead and received a management fee for such services during 2001. Management fees received from Nelson Roofing, Inc. amounted to approximately $83,000 in 2001. The Company paid $9,642 in 2002 and $7,158 in 2001 to Nelson
Roofing, Inc. for construction services. Nelson Roofing, Inc. is owned by the majority stockholder.

     The Company rented warehouse space on a month-to-month basis from a company owned by the majority stockholder for $46,120 in 2002 and $6,000 in 2001.

     The Company rents a portion of an office and production facility from the majority stockholder under the terms of a ten-year capital lease expiring on December 31, 2009. The lease provides that the Company pays all property taxes, insurance, and maintenance plus a monthly rental of $9,090. The Company has a purchase option at any time of $650,000 to December 31, 2002 at which time, the purchase price changes by an inflation adjustment. Rent also changes by the inflation adjustment on January 1, 2003. The Company also leased the remaining portion of the office and production facility on a month to month basis for $3,060 per month.

     During 2002 the Company renewed its employment agreement for an additional year with its president, who is also the majority stockholder, in which the president will receive a base salary of $175,000 in addition to quarterly bonuses, as defined in the agreement, and annual bonuses based upon the performance of the Company, as determined by the Board of Directors. The agreement contains certain noncompetition provisions.

     The Company accrued unpaid salary and other expenses to the majority stockholder of $11,700 and $90,242 as of December 31, 2002 and 2001, respectively. The Company had advances to the majority stockholder of $39,947 and $112,000 as of December 31, 2002 and 2001, respectively.

     The Company acquired 10 percent of the stock of Acotec S.A. (Acotec) during 2001. The remaining 90 percent of Acotec is owned by one of the members of Industrial Rubber Products' Board of Directors. Sales to Acotec amounted to $1,246,840 and $419,994 in 2002 and 2001, respectively. Accounts receivable from Acotec were $197,695 and $236,805 at December 31, 2002 and 2001, respectively.

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

     Total rent expense, including rent paid to related parties, amounted to approximately $274,000 in 2002 and $215,000 in 2001.

     The total minimum rental commitment at December 31, 2002 is due as follows:

Years Ending December 31,                                      Amount
----------------------------------------------------------------------------
2003                                                         $ 109,952
2004                                                            14,617
2005                                                             3,612
                                                        --------------------
                                                             $ 128,181
                                                        ====================

Note 12. Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for the Company commencing with its 2003 fiscal year. This accounting pronouncement is not expected to have a significant impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and will become effective for the Company commencing with its 2003 fiscal year. The provisions of SFAS 145 related to the rescission of SFAS 13 became effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. This accounting pronouncement is not expected to have a significant impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This SFAS requires that a liability for a cost associated with an exit or disposal activity be recorded at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This accounting pronouncement is not expected to have a significant impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transaction for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for the December 31, 2002 financial statements and have been included in the current presentation.

     In  November  2002 the  FASB  issued  Interpretation  No.  45,  Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation expands disclosure requirements for certain guarantees and requires the recognition of a liability for the fair value of an obligation assumed under a guarantee. The liability recognition provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure provisions apply to fiscal years ending after December 15, 2002. Management does not believe the adoption of this Interpretation will have a material impact on the Company's financial position or results of operations.

     In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is one with equity investors that do not have voting rights or do not provide sufficient financial resources for the entity to support its activities. Under the new rules, variable interest entities will be consolidated by the party that is subject to the majority of the risk of loss or entitled to the majority of the residual returns. The new rules are effective immediately for variable interest entities created after January 31, 2003 and in the third quarter of 2003 for previously existing variable interest entities. Management does not believe the adoption of this Interpretation will have a material impact on the Company's financial position or results of operations.

Note 13. Goodwill - Adoption of Statement 142

     In June 2001, the FASB issued Statements of Financial Accounting Standards ("Statement") No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards were effective for the Company in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. The Company completed its initial goodwill impairment testing during the first quarter of 2002, and initially determined that there was no impairment of goodwill. However, the Company subsequently revised its conclusion as a result of further impairment testing, primarily consideration of the Company's market capitalization. Therefore, the Company restated its results for the first quarter of 2002 and the Company recorded a one-time, noncash charge of $521,556 net of tax to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

     Had  SFAS  No.  142  been   effective  at  the   beginning  of  2001,   the
non-amortization provisions would have had the following effect on the results of the years ended December 31, 2002 and 2001:

                                                                      2002                 2001
---------------------------------------------------------------------------------------------------
Reported net income                                               $ (292,251)            $ 38,656
Add back:  Goodwill amortization                                           0               43,279
Add back:  Cumulative effect change in accounting principle          521,556                    0
                                                                -----------------------------------
Adjusted net income                                                $ 229,305            $  81,935
                                                                ===================================

Basic earnings (loss) per share
Reported net income                                                  $ (0.06)              $ 0.01
Goodwill amortization                                                      0                 0.01
Cumulative effect change in accounting principle                        0.11                    0
                                                                -----------------------------------
Adjusted net income                                                   $ 0.05               $ 0.02
                                                                ===================================

Diluted earnings (loss) per share:
Reported net income                                                  $ (0.06)              $ 0.01
Goodwill amortization                                                      0                 0.01
Cumulative effect change in accounting principle                        0.11                    0
                                                                -----------------------------------
Adjusted net income                                                   $ 0.05               $ 0.02
                                                                ===================================


     The change in the carrying amount of goodwill for the year ended December 31, 2002 is as follows:

                                                                    Amount
------------------------------------------------------------------------------
Balance as of January 1, 2002                                      $ 869,260
Impairment loss on the adoption of FAS 142                          (869,260)
                                                             ------------------
Balance as of December 31, 2002                                    $       0
                                                             ==================

Note 14. Litigation

     The Company has been named as a third-party defendant in a lawsuit. Damages are alleged to be $2,400,000. At this time, it is too early to determine the probability of the outcome and the Company's ultimate liability, if any. No provision for a loss has been recorded.

                         SECOND LEASE ADDENDUM AGREEMENT

     This Second Lease Addendum is made effective the 1st day of January, 2002, between Daniel O. Burkes ("Landlord") and Irathane Systems, Inc., a Minnesota corporation ("Tenant"), for the following reasons:

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

     B.  Subsequent  to the Lease,  Irathane  Systems  transferred  to  Hibbing,
Minnesota certain of the assets, facilities and equipment of its Colorado facility and incurred substantial expenses in connection with the remodeling and reconfiguration of the leased premises and the Landlord and Tenant agreed an amendment to the Lease, which was as a Lease Addendum Agreement dated July 1, 2000;

     C. The parties desire to further amend and clarify the lease.

     NOW, THEREFORE, the parties hereto in consideration of the mutual covenants herein contained and for other good and valuable consideration, hereby agree that the Lease is hereby amended as follows:

     1. The parties agree that the Tenant is leasing the portion of the premises described in the Lease formerly occupied by Earthmover Tire Service, Inc. on a month-to-month basis for a monthly rental of $3,060 per month together with taxes, insurance, and the other operating costs all as set forth in the Lease. Either party may terminate this month to month lease of the former Earthmover's space upon 30 days written notice to the other party.

     2. Any inconsistency in the Lease regarding the Lease's status as a "net net net" lease, and in particular, the conflict between the express language that the Lease is a "net net net" lease, the express language that provides that the Landlord shall keep the premises insured, and the absence of language as to who pays the cost of the insurance is hereby resolved as follows: Tenant shall procure and maintain a policy of insurance for fire and extended coverage naming the Landlord as the insured and Tenant shall pay for the cost of that policy of insurance. The amount of insurance shall be determined by the Landlord and Tenant but in no event shall it exceed the insurable value of the building and the improvements.

     3. Except as otherwise amended herein, the terms and conditions of the Lease remain in full force and effect.

     IN WITNESS WHEREOF the undersigned have executed this agreement effective as of the 1st day of January, 2002.


                                         IRATHANE SYSTEMS, INC.

 /s/                                     By: /s/ James Skalski
--------------------------               ---------------------------------------
Daniel O. Burkes                         Its:  Comptroller
                                         ---------------------------------------

                                  Exhibit 99(1)

                        INDUSTRIAL RUBBER PRODUCTS, INC.

                         CERTIFICATION OF ANNUAL REPORT

     I, Daniel O. Burkes, President and Chief Executive Officer of Industrial Rubber Products, Inc. (the "Company"), certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350, that:

     (1) The Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002 (Report) fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                              /s/ Daniel O. Burkes
                                             -----------------------------------
                                                Daniel O. Burkes
                                                President and
                                                Chief Executive Officer
                                                March 27, 2003

                                  Exhibit 99(2)

                        INDUSTRIAL RUBBER PRODUCTS, INC.
                         CERTIFICATION OF ANNUAL REPORT

     I, James Skalski, Comptroller of Industrial Rubber Products, Inc. (the "Company"), certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C
Section 1350, that:

     (1) The Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002 (Report) fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                              /s/ James Skalski
                                             -----------------------------------
                                                James Skalski
                                                Comptroller
                                                March 27, 2003