Form 10KSB/A
period 2002-12-31
INDUSTRIAL RUBBER PRODUCTS INC
filed 2003-04-09
CIK 1056093

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 1
(Mark One)

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

                             EXPLANATORY STATEMENT

     Industrial Rubber Products, Inc. (the "Company") is amending its Annual Report on Form 10-KSB for the year ended December 31, 2002. This amendment is being made to include Items 7 and 8 which in the process of incorporating electronically transmitted and received changes and comments from the persons responsible for preparing and reviewing the report were inadvertently omitted from the final draft of the report as filed.

     The following sections of the Company's 2002 Form 10-KSB/A were added to its annual Form 10-KSB filed on March 28, 2003:

        Item 7.  Financial Statements

        Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Further, pursuant to Regulation Section 240.12b-15 of the Securities and Exchange Commission, the Company has provided new certifications by its President and Chief Executive Officer, and its Comptroller as specified in Regulation Section 240.15d-14 and under Section 906 of the Sarbanes-Oxley Act of 2002, codified as 18 U.S.C. Section 1350.

     Finally, the Company added the exhibit number to Exhibit 10(11).

     The Company will provide a version of the annual Form 10-KSB/A that is marked to show changes upon request at no charge. Requests should be directed in writing to: Industrial Rubber Products, Inc., 3516 13th Avenue East, Hibbing, MN 55746, Attention: Gerri Chapman.

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

10(16) Loan Agreement between the Company and Northland Foundation dated June 28, 2002 (Filed as Exhibit 10(26) to Form 10-QSB dated August 14, 2002, File No. 000-24039)

10(17) Financing Agreement between the Company and Itasca Business Credit, Inc. dated June 28, 2002 (Filed as Exhibit 10(27) to Form 10-QSB dated August 14, 2002, File No. 000-24039)

10(18) Real Estate Mortgage from Company to Northern State Bank of Virginia dated June 28, 2002 (Filed as Exhibit 10(28) to Form 10-QSB dated August 14, 2002, File No. 000-24039)

10(19) U.S. Small Business Administration Note from Company to Northern State Bank of Virginia dated June 28, 2002 (Filed as Exhibit 10(29) to Form 10-QSB dated August 14, 2002, File No. 000-24039)

99(1)   Certification of Annual Report dated April   , 2003, signed by Daniel O.
        Burkes.

99(2)   Certification of Annual Report dated April   , 2003, signed by James
        Skalski.

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



                                               Industrial Rubber Products, Inc.

Dated: April   , 2003                            /s/ James A. Skalski
                                                        Comptroller

     Pursuant to the requirement of the Exchange Act this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated by the undersigned thereunto duly authorized.


SIGNATURE                          TITLE                          DATE
                                   President
/s/ Daniel O. Burkes               Chief Executive Officer
Daniel O. Burkes                   and Director                   April   , 2003

                                   Vice President
/s/ Christopher M. Liesmaki        Chief Operating Officer
Christopher M. Liesmaki            and Director                   Arpil   , 2003

/s/ Paul A. Friesen
Paul A. Friesen                    Director                       April   , 2002


/s/ James D. Mackay
James D. Mackay                    Director                       April   , 2002

/s/ John R. Ryan, Jr.
John R. Ryan, Jr.                  Director                       April   , 2002

                                CERTIFICATION

    I, Daniel O. Burkes, certify that:

     1. I have reviewed this amended annual report on Form 10-KSB/A of Industrial Rubber Products, Inc.;

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


Dated:  April   , 2003                     /s/ Daniel O. Burkes
                                        ----------------------------------------
                                        Daniel O. Burkes, President and Chief
                                        Executive Officer


                                 CERTIFICATION

    I, James Skalski, certify that:

     1. I have reviewed this amended annual report on Form 10-KSB/A of Industrial Rubber Products, Inc.;

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


Dated:  April   , 2003                    /s/ James Skalski
                                        ----------------------------------------
                                        James Skalski, Comptroller

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

                                 EXHIBIT 10(11)

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

                                  Exhibit 99(1)

                        INDUSTRIAL RUBBER PRODUCTS, INC.

                         CERTIFICATION OF ANNUAL REPORT

     I, Daniel O. Burkes, President and Chief Executive Officer of Industrial Rubber Products, Inc. (the "Company"), certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350, that:

     (1) The Amended Annual Report on Form 10-KSB/A of the Company for the year ended December 31, 2002 (Report) fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                              /s/ Daniel O. Burkes
                                             -----------------------------------
                                                Daniel O. Burkes
                                                President and
                                                Chief Executive Officer
                                                April   , 2003

                                  Exhibit 99(2)

                        INDUSTRIAL RUBBER PRODUCTS, INC.
                         CERTIFICATION OF ANNUAL REPORT

     I, James Skalski, Comptroller of Industrial Rubber Products, Inc. (the "Company"), certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C
Section 1350, that:

     (1) The Amended Annual Report on Form 10-KSB/A of the Company for the year ended December 31, 2002 (Report) fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                              /s/ James Skalski
                                             -----------------------------------
                                                James Skalski
                                                Comptroller
                                                April   , 2003