Form 10QSB
period 2003-03-31
INDUSTRIAL RUBBER PRODUCTS INC
filed 2003-05-15
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2003 or

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

Common Stock, $.001 Par Value - 5,437,205 shares as of May 13, 2003.

Transitional Small Business Disclosure Format (check one)  Yes   No x

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Industrial Rubber Products, Inc.
                            Condensed Balance Sheets
                      March 31, 2003 and December 31, 2002


                                                        March 31             December 31
                                                          2003                  2002
                                                        Unaudited
                                                      -------------         ------------
Assets

Current Assets
  Cash and Cash Equivalents                           $   121,540           $   101,574
  Trade Receivables, less allowance for
    doubtful accounts 2003 - $409,000;
    2002 $400,000                                       2,268,621             1,711,994
  Income Tax Refund Receivable                             11,332                10,477
  Inventories                                           1,099,947             1,033,743
  Prepaid Expenses                                        171,741               148,813
  Deferred Taxes                                          247,000               247,000
                                                      ------------          ------------
  Total Current Assets                                $ 3,920,181           $ 3,253,601
                                                      ------------          ------------
Other Assets
  Cash Value of Life Insurance                            279,509               279,509
  Investment in common stock of Acotec S.A.               120,000               120,000
  Deferred debt expense less amortization                 104,279               118,321
  Prepaid Expenses                                              0                     0
                                                      ------------          ------------
  Total Other Assets                                  $   503,788           $   517,830
                                                      ------------          ------------

Deferred Taxes                                          1,176,379             1,138,000

Intangible pension asset                                   40,255                40,255

Property, Plant and Equipment
  Land                                                    511,576               511,576
  Buildings                                             1,610,551             1,610,551
  Automotive Equipment                                    518,022               518,022
  Machinery and Equipment                               6,359,331             6,353,331
                                                      ------------          ------------
                                                        8,999,480             8,993,480
  Less Accumulated Depreciation                         4,381,574             4,173,097
                                                      ------------          ------------
  Net Property, Plant and Equipment                     4,617,906             4,820,383
                                                      ------------          ------------
Total Assets                                          $10,258,509           $ 9,770,069
                                                      ============          ============

Liabilities and Stockholder's Equity

Current Liabilities

  Bank Note Payable                                   $   470,617           $    69,653
  Current Maturities of Long-term Debt                    350,123               565,194
  Accounts Payable                                        838,278               501,427
  Accrued Expenses                                        407,182               521,166
                                                      ------------          ------------
  Total Current Liabilities                           $ 2,066,200           $ 1,657,440
                                                      ------------          ------------

Long-term Debt, less current maturities               $ 2,864,557           $ 2,735,419
                                                      ------------          ------------

Accrued pension costs                                      45,622                45,622

Stockholder's Equity

  Common Stock, $.001 per value; authorized
    25,000,000 shares; issued 4,187,205 in 2002;
    and 5,437,205 in 2003.                                  5,437                 5,437
  Additional paid-in capital                            6,137,612             6,137,612
  Retained Earnings                                      (844,300)             (786,732)
  Accumulated other comprehensive income                  (16,619)              (24,729)
                                                      -------------         ------------
  Total Stockholder's Equity                            5,282,130             5,331,588
                                                      -------------         ------------
Total Liabilities and Stockholder's Equity            $10,258,509           $ 9,770,069
                                                      ============          ============

                        Industrial Rubber Products, Inc.
                         Condensed Statements of Income
                                   (Unaudited)


                                                          Three Months Ended
                                                                 March 31,
                                                      -------------------------------
                                                          2003               2002
                                                      -------------------------------
Net Sales                                             $3,047,686          $3,668,686
Cost of Sales                                          2,465,264           2,898,173
                                                      -------------------------------
   Gross Profit                                       $  582,422          $  770,513

Selling, General and Administrative Expense              586,794             590,980
                                                      -------------------------------
Operating Income/(Loss)                               $   (4,372)         $  179,533
                                                      -------------------------------
Nonoperating Income/(Expense)
  Interest Income                                     $      109          $      298
  Interest Expense                                       (91,684)            (96,661)
  Gain/(Loss) on sale of assets                                0                   0
                                                      -------------------------------
                                                      $  (91,575)         $  (96,363)
                                                      -------------------------------

Income/(Loss) Before Tax                              $  (95,947)         $   83,170

Income Tax Expense/(Credit)                              (38,379)             33,268
                                                      -------------------------------
Income/(Loss) before cumulative effect of             $  (57,568)         $   49,902
change in accounting principal net of tax

Cumulative effect of accounting change                         0            (521,556)
in goodwill accounting method net of tax              -------------------------------
                                                      $  (57,568)         $ (471,654)
                                                      ===========         ===========

Basic and Diluted Earnings/(Loss)
Per Share Note 3

Income/(Loss) before cumulative effect of
change in goodwill accounting method                  $    (0.01)         $     0.01


Cumulative effect of change in goodwill               $        0          $    (0.12)
accounting method

Net Income/(Loss)                                     $    (0.01)         $    (0.11)
                                                      ===========         ===========

Weighted Average Shares Outstanding
                                                       5,437,205           4,187,205
                                                      ===========        ===========

                        Industrial Rubber Products, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                               ---------------------------------
                                                                    2003               2002
                                                               ---------------------------------
Cash Flows from Operating Activities
  Net Income/(Loss)                                             $  (57,568)         $ (471,654)
  Adjustments to reconcile net income/(loss) to net
   cash provided by (used in) operating activities:
      Depreciation                                                 208,477             202,975
      Cumulative effect of goodwill accounting change                    0             869,260
      Amortization                                                  14,042
      Gain on sale of property                                           0                   0
      Deferred Taxes                                               (38,379)           (314,436)
  Changes in working capital components net of
   effect from purchase of business:
     (Increase) Decrease in:
       Receivables                                                (557,482)           (632,481)
       Inventories                                                 (66,204)            138,607
       Prepaid Expenses                                            (22,928)              6,361
     Increase (Decrease) in:
       Accounts payable and accrued expenses                       222,867             197,953
                                                                --------------------------------
Net cash provided by (used in) operating activities             $ (297,175)         $   (3,415)
                                                                --------------------------------
Cash Flows from Investing Activities
  Purchase of Property and Equipment                                (6,000)             (6,594)
  (Increase) decrease in cash value of life insurance                    0              (3,257)
  Proceeds from the sale of property                                     0                   0
  Proceeds from the maturity of marketable debt securities               0                   0
  Purchase of Businesses                                                 0                   0
  Other Investing Activities                                             0                   0
                                                                --------------------------------
Net cash provided by (used in) investing activities             $   (6,000)         $   (9,851)
                                                                --------------------------------
Cash Flows from Financing Activities
  Proceeds from long-term borrowings                            $  234,955          $        0
  Net proceeds (repayments) on short-term borrowings               400,964            (160,700)
  Principal payments on long-term borrowings                      (320,888)            (26,339)
  Disbursements on loan origination fees                                 0                   0
  Disbursements for common stock reacquired                              0                   0

                                                                --------------------------------
Net cash provided by (used in) financing activities             $  315,031          $ (187,039)
                                                                --------------------------------

(Increase) Decrease in Foreign Currency Adjustment (Note 6)     $    8,110          $   10,530
                                                                --------------------------------

Net increase (decrease) in cash and cash equivalents            $   19,966          $ (189,775)

Cash and cash equivalents
  Beginning                                                        101,574             324,607
                                                                --------------------------------
  Ending                                                        $  121,540          $  134,832
                                                                ===========         ===========

Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                    $   77,642          $  100,830
                                                                ===========         ===========
  Cash payments for income taxes                                         0          $   53,706
                                                                ===========         ===========



                        Industrial Rubber Products, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                  (Unaudited)

Note  1.  Basis  of  Presentation

     The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2003 and March 31, 2002 (b) the financial position at March 31, 2003 and (c) the cash flows for the three month periods ended March 31, 2003 and March 31, 2002. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet presented as of December 31, 2002 has been derived from the financial statements that have been audited by the Company's independent public accountants (McGladrey & Pullen, LLP). The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB\A filed April 9, 2003.

Note 2.  Accounting for Business Combinations

     In July 2001, the FASB issued Statements of Financial Accounting Standards ("Statement") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards were effective for the Company in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. The Company completed its initial goodwill impairment testing during the first quarter of 2002, and initially determined that there was no impairment of goodwill. However, it subsequently revised its conclusion as a result of further impairment testing, primarily consideration of its market capitalization. Therefore, the Company restated its results for the first quarter of 2002 and the Company recorded a one-time, noncash charge of $521,556 net of tax to reduce the carrying value of its goodwill. Such charge was non-operational in nature and was reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Note 3.  Inventories

     Inventories consist of the following:

                                31-Mar-03    31-Dec-02
                             ----------------------------
Raw material                  $  674,213    $   834,182
Work in process                   36,788         31,871
Finished goods                   540,139        302,007
Raw material/customer             26,845         25,540
Allowance for obsolescence      (178,038)      (159,857)
                             ----------------------------
                             $ 1,099,947    $ 1,033,743
                             ============================

Note 4. Related Party Transactions

     As of March 31, 2003 the Company had no receivables or payables with Nelson Roofing, Inc. or K Building Components, Inc. ("KBC"), both companies owned solely by the majority stockholder of the Company. The Company from time to time provides management and administrative services to Nelson Roofing, Inc. and receives a management fee for such services. No transactions were made with Nelson Roofing or KBC in the 1st quarter of 2003.

     The Company owns 10 percent of the stock of Acotec S.A. (Acotec). The remaining 90 percent of Acotec is owned by one of the members of Industrial Rubber Products' Board of Directors. Sales to Acotec amount to $88,453 for the first three months of 2003. Accounts receivable from Acotec were $205,285 at March 31, 2003.

Note 5. Earnings per share

     Earnings per common share (EPS): Basic EPS is calculated using net income divided by the weighted average of common shares outstanding during the quarter. Diluted EPS is similar to basic except that the weighted average of common shares outstanding is increased to include the number of additional commons shares that would have been outstanding if the dilutive potential common shares such as options and warrants had been issued.

     Options to purchase 199,900 and 133,650 shares of common stock were outstanding during the quarter ended March 31, 2003 and 2002, respectively. Warrants to purchase 126,000 shares of common stock were outstanding during the quarters ended March 31, 2003 and 2002. The options and warrants to purchase were excluded from the computation of common stock equivalents because they were anti-dilutive for the quarters ended March 31, 2003 and 2002.

Note 6.  Employee Stock Plans.

     The Company has a stock-based compensation plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Net income and earnings per share, had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation), would have been the same as amounts reported for the quarters ended March 31, 2003 and 2002. There were no stock options issued during the quarters ended March 31, 2003 or 2002. Options vest immediately.

Note 7. Total comprehensive loss

     For the quarter ended March 31, 2003 total comprehensive loss was $52,702. The difference between total comprehensive loss and net loss was due to foreign currency transaction adjustments net of tax.

Note 8. Subsequent Refinancing

     One long-term secured loan in the amount of $124,029 was closed on May 1, 2003 with Northern State Bank of Virginia (at a floating rate of 2% above Wall Street Prime, adjusted monthly, with a ten year amortization and a five year balloon). This loan also extends the payment term of an IRRRA participation loan in the amount of $110,926. As a result we have classified debt in accordance with the terms of the new agreement as of March 31, 2003. This loan was used to replace existing Wells Fargo debt that was reported as the current portion of long-term debt at December 31, 2002. The loan is secured by a building owned by the Company in Hibbing, Minnesota.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain matters discussed in this form 10QSB contain "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to risk and uncertainties. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

Critical Accounting Policies

     The Company prepares the financial statements in conformity with accounting principles generally accepted in the United States of America. Therefore, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The accounting policies, which the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results, include the following:

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

     Deferred taxes. At March 31, 2003, the Company had approximately $1,423,000 of deferred tax assets. The deferred tax assets result primarily due to net operating loss carryforwards. At March 31, 2003, the Company had federal net operating loss carryforwards of approximately $3,650,000 and state operating loss carryforwards of approximately $1,850,000. These carryforwards are available to offset future federal and state taxable income and are, therefore, expected to reduce taxes paid by the Company. The federal net operating loss carryforwards expire in years 2018 through 2021 and the state operating loss carryforwards expire in years 2013 through 2016. In order to realize the deferred tax assets related to these carryforwards, the Company must generate federal and state taxable income at least equal to the net operating loss carryforwards before they expire. For the year ended December 31, 2002, the Company generated over $500,000 of taxable income. The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

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

     During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. Under the new rules goodwill and certain intangible assets must be assessed for impairment using fair value measurement techniques. The Company completed its initial goodwill impairment testing during the first quarter of 2002, and initially determined that there was no impairment of goodwill. However, the Company subsequently revised its conclusion as a result of further impairment testing, primarily considerations of its market capitalization. Therefore, the Company restated its results for the first quarter of 2002, and recorded a $869,260 noncash pretax charge for the impairment of goodwill, substantially all of which was generated in the acquisitions of TJ Products and Irathane Systems. The charge reflected overall market declines since the acquisitions were announced. The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements. In order to enhance comparability, the Company compares current year results to the prior year exclusive of this charge.

     Net Sales. Net sales for the period ending March 31, 2003, of $3,047,686 compares with $3,668,686 in the same quarter of 2002. Sales declined mainly due to the reduction of $685,000 of South American sales from the same quarter of 2002. The Company's other markets remained at a relatively flat level.

     The  Company's   order  backlog  on  March  31,  2003,  was   approximately
$1,400,000.

     Cost of Sales. Cost of sales as a percentage of net sales was 80.9% in the first quarter of 2003 compared with 79.0% in the same quarter of 2002. This increase was the result of lower sales volume for the quarter.

     Selling, General and Administrative Expenses. Normal selling, general and administrative expenses decreased from $590,980 (16.1% of net sales) in the first quarter of 2002 to $586,794 (19.3% of net sales) in the same quarter of 2003. The decrease in dollars was the result of Company's continued efforts to reduce expenses at all divisions and the corporate office. The percentage increase was due to the low sales volume for the quarter.

     Non-operating Income and Expense. The major non-operating expense, interest expense, decreased from $96,661 in the first quarter of 2002 to $91,684 in the same quarter of 2003. The decrease was the result of lower interest rates and reduced debt but was partially offset by the increase in loan amortization expense from the new loan packages.

     Net Income/(Loss) Before Tax. The net loss before tax for the quarter ending March 31 2003, was $95,947 and compares with a income of $83,170 for the same quarter in 2002. This reduction in income is due mainly to the reduction of sales volume between the two quarters and the corresponding decrease in gross profit.

     Income Taxes. During the quarter ended March 31, 2003, the Company recorded an income tax credit of $57,568. This compares with an income tax charge of $33,268 in the same quarter of 2002.

     Cash Flows. The Company's cash flows from operating activities showed net cash used of $297,175 for the first three months of 2003. Working capital component changes accounted for net cash usage of $423,747. The largest usage was accounts receivable increasing by $557,482 primarily due to the timing of cash receipts. Accounts receivable levels were significantly lower than prior periods at December 31, 2002. Offsets to this accounts payable and accrued expenses increasing by $222,867. These net unfavorable working capital changes were partially offset by the positive cash flows resulting from income before depreciation, amortization and deferred taxes, of $126,572.

     The Company showed net cash used in investing activities of $6,000 in the first three months of 2003. The only item was $6,000 for the purchase of property and equipment.

     The Company had net proceeds of $315,031 in financing activities for the first three months of 2003. A total of $400,964 of this came from short-term borrowings on the Company's line of credit. In total, the Company showed a net increase in cash of $19,966 for the first three months of 2003. Increasing the Company's cash balance from $101,574 to $121,540.

Liquidity and Sources of Capital.

     One long-term secured loan in the amount of $124,029 was closed on May 1, 2003 with Northern State Bank of Virginia (at a floating rate of 2% above Wall Street Prime, adjusted monthly, with a ten year amortization and a five year balloon.) This loan also extends the payment term of an IRRRA participation loan in the amount of $110,926. This loan was used to replace existing Wells Fargo debt that was reported as the current portion of long-term debt at December 31, 2002. The loan is secured by a building owned by the Company in Hibbing, Minnesota.

     The Company also has an operating line of credit with Itasca Business Credit Co. of St. Louis Park, Minnesota providing up to $1,750,000 and is secured by inventory, accounts receivable, general intangibles and equipment. The operating line is payable on demand and provides for monthly installment payments of interest at a variable rate of 3.75% above US Bank Prime Rate. The Company's operating line balance was $470,617 on March 31, 2003.

     The Company believes it can fund proposed capital expenditures and operating requirements from operations and bank credit lines. The proposed capital expenditures for the year are $125,000.

     Aggregate maturities required on long-term debt as of March 31, 2003 are as follows:

Years ending March 31
-------------------------------------------------------------------------------
2004                                                               $  350,123
2005                                                                  378,051
2006                                                                  404,205
2007                                                                  427,684
2008                                                                  463,578
Thereafter                                                          1,191,039
                                                                    ---------
                                                                   $3,214,680

     Item 3. Controls and Procedures.

     Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's President and Chief Executive Officer and Comptroller believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting the Company's management to material information required to be included in this Form 10-QSB and other Exchange Act filings.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.
             Exhibit 99(1) Certification of Quarterly Report dated May 15, 2003, signed by Daniel O. Burkes.
             Exhibit 99(2) Certification of Quarterly Report dated May 15, 2003, signed by James A. Skalski.

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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)




Date: May 15, 2003                                 /s/ James Skalski
                                               ---------------------------------
                                                       James Skalski
                                                        Comptroller

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


Dated:  May 15, 2003                       /s/ Daniel O. Burkes
                                        ----------------------------------------
                                        Daniel O. Burkes, President and Chief
                                        Executive Officer


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


Dated:  May 15, 2003                        /s/ James Skalski
                                        ----------------------------------------
                                        James Skalski, Comptroller

                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share

                                                              Three Months Ended
                                                                   March 31,
                                                               ----------------
                                                                      2003
                                                                   ----------
Primary and full diluted:
  Weighted average shares outstanding
    during the period                                                 5,437,205
                                                                     ----------
Net Income                                                              (57,568)
                                                                     ----------
Net income/(loss) per share - basic                                       $(.01)
                                                                     ==========
Net income/(loss) per share - diluted:                                     (.01)

     Net income per share is computed based upon the weighted average number of shares outstanding during the period. The Stock Options and Warrants discussed in the Company's Schedule 14A filed April 16, 2003 were not dilutive for the period ending March 31, 2003.

                                  Exhibit 99(1)

                        INDUSTRIAL RUBBER PRODUCTS, INC.

                        CERTIFICATION OF QUARTERLY REPORT

     I, Daniel O. Burkes, President and Chief Executive Officer of Industrial Rubber Products, Inc. (the "Company"), certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350, that:

     (1) The Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31, 2003 (Report) fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                              /s/ Daniel O. Burkes
                                             -----------------------------------
                                                Daniel O. Burkes
                                                President and
                                                Chief Executive Officer
                                                May 15, 2003

                                  Exhibit 99(2)

                        INDUSTRIAL RUBBER PRODUCTS, INC.
                        CERTIFICATION OF QUARTERLY REPORT

     I, James Skalski, Comptroller of Industrial Rubber Products, Inc. (the "Company"), certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C
Section 1350, that:

     (1) The Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31, 2003 (Report) fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                              /s/ James Skalski
                                             -----------------------------------
                                                James Skalski
                                                Comptroller
                                                May 15, 2003