Form 10QSB
period 2003-06-30
INDUSTRIAL RUBBER PRODUCTS INC
filed 2003-08-14
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2003 or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. X Yes No

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.001 Par Value - 5,437,205 shares as of August 13, 2003.

Transitional Small Business Disclosure Format (check one)  Yes   No x

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Industrial Rubber Products, Inc.
                            Condensed Balance Sheets
                       June 30, 2003 and December 31, 2002


                                                                           June 30               December 31
                                                                             2003                    2002
                                                                          Unaudited
                                                                         -----------             ------------
Assets

Current Assets
  Cash and Cash Equivalents                                              $   240,309             $   101,574
  Trade Receivables, less allowance for doubtful                           2,191,281               1,711,994
    accounts 2003 - $418,421; 2002 $400,000
  Income Tax Refund Receivable                                                12,382                  10,477
  Inventories                                                              1,206,241               1,033,743
  Prepaid Expenses                                                           196,654                 148,813
  Deferred Taxes                                                             247,000                 247,000
                                                                        ------------            -------------
  Total Current Assets                                                   $ 4,093,867             $ 3,253,601
                                                                        ------------            -------------
Other Assets
  Cash Value of Life Insurance                                               280,799                 279,509
  Investment in common stock of Acotec S.A.                                  120,000                 120,000
  Deferred debt expense less amortization                                     90,236                 118,321
                                                                        ------------            -------------
  Total Other Assets                                                     $   491,035             $   517,830
                                                                        ------------            -------------

Deferred Taxes                                                             1,266,438               1,138,000

Intangible pension asset                                                      40,255                  40,255

Property, Plant and Equipment
  Land                                                                       511,576                 511,576
  Buildings                                                                1,672,106               1,610,551
  Automotive Equipment                                                       518,022                 518,022
  Machinery and Equipment                                                  6,378,662               6,353,331
                                                                        ------------            -------------
                                                                           9,080,366               8,993,480
  Less Accumulated Depreciation                                            4,597,114               4,173,097
                                                                        ------------            -------------
  Net Property, Plant and Equipment                                        4,483,252               4,820,383
                                                                        ------------            -------------
Total Assets                                                             $10,374,847             $ 9,770,069
                                                                        ============             ============

Liabilities and Stockholder's Equity

Current Liabilities

  Bank Note Payable                                                      $   525,405             $    69,653
  Current Maturities of Long-term Debt                                       357,951                 565,194
  Accounts Payable                                                           864,361                 501,427
  Accrued Expenses                                                           647,547                 521,166
                                                                        ------------            -------------
  Total Current Liabilities                                              $ 2,395,264             $ 1,657,440
                                                                        ------------            -------------

Long-term Debt, less current maturities                                  $ 2,775,190             $ 2,735,419
                                                                        ------------            -------------

Accrued pension costs                                                         45,622                  45,622


Stockholder's Equity

  Common Stock, $.001 per value; authorized
    25,000,000 shares; issued 5,437,205 in 2002;
    and 2003                                                                   5,437                   5,437
  Additional paid-in capital                                               6,137,612               6,137,612
  Accumulated deficit                                                       (979,390)               (786,732)
  Accumulated other comprehensive income                                      (4,888)                (24,729)
                                                                        ------------            -------------
  Total Stockholder's Equity                                               5,158,771               5,331,588
                                                                        ------------            -------------
Total Liabilities and Stockholder's Equity                               $10,374,847             $ 9,770,069
                                                                         ===========             ============

                        Industrial Rubber Products, Inc.
                         Condensed Statements of Income
                                   (Unaudited)


                                                       Three Months Ended                      Six Months Ended
                                                            June 30,                               June 30,
                                                --------------------------------        -------------------------------
                                                    2003                2002                2003                2002
                                                ------------        ------------        ------------        -----------
Net Sales                                       $ 2,837,244         $ 3,205,161         $ 5,884,930         $ 6,873,847
Cost of Sales                                     2,340,508           2,337,713           4,805,772           5,235,886
                                                ------------        ------------        ------------        ------------
  Gross Profit                                  $   496,736         $   867,448         $ 1,079,158         $ 1,637,961

Selling, General and Administrative Expense         641,621             647,544           1,228,415           1,238,524
                                                ------------        ------------        ------------        ------------
Operating Income/(Loss)                         $  (144,885)        $   219,904         $  (149,257)        $   399,437
                                                ------------        ------------        ------------        ------------
Nonoperating Income/(Expense)
  Interest Income                               $        60         $       645         $       169         $       943
  Interest Expense                                  (86,324)            (85,046)           (178,008)           (181,707)
  Rental Income                                       6,000                                   6,000
  Gain/(Loss) on sale of assets                           0                   0                   0                   0
                                                ------------        ------------        ------------        ------------
                                                $   (80,264)        $   (84,401)        $  (171,839)        $  (180,764)
                                                ------------        ------------        ------------        ------------

Income/(Loss) Before Tax                        $  (225,149)        $   135,503         $  (321,096)        $   218,673

Income Tax Expense/(Credit)                         (90,060)             54,201            (128,438)             87,469
                                                ------------        ------------        ------------        ------------
Income/(Loss) before cumulative effect of       $  (135,089)        $    81,302         $  (192,658)        $   131,204
change in accounting principal net of tax

Cumulative effect of accounting change                                                            0            (521,556)
in goodwill accounting method net of tax        ------------        ------------        ------------        ------------
                                                $  (135,089)        $    81,302         $  (192,658)        $  (390,352)
                                                ============        ============        ============        ============

Basic and Diluted Earnings/(Loss)
Per Share Note 3

Income/(Loss) before cumulative effect of
change in goodwill accounting method                $ (0.02)             $ 0.02              $(0.04)             $ 0.03


Cumulative effect of change in goodwill                                                                          $(0.12)
accounting method

Net Income/(Loss)                                   $ (0.02)             $ 0.02             $ (0.04)            $ (0.09)
                                                 ===========          ==========          ==========          ==========

Weighted Average Shares Outstanding               5,437,205           4,613,030           5,437,205           4,401,293

                        Industrial Rubber Products, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                    -------------------------------
                                                                        2003               2002
                                                                    ------------        -----------
Cash Flows from Operating Activities
  Net Income/(Loss)                                                 $  (192,658)        $  (390,352)
  Adjustments to reconcile net income/(loss) to net
    cash provided by (used in) operating activities:
      Depreciation                                                      424,017             413,478
      Cumulative effect of accounting change                                  0             869,260
      Amortization                                                       28,085
      (Gain)/Loss on sale of property                                         0                   0
      Deferred Taxes                                                   (128,438)           (260,235)
  Changes in working capital components net of
    effect from purchase of business:
      (Increase) Decrease in:
        Receivables                                                    (481,192)             (8,024)
        Inventories                                                    (172,498)            (18,101)
        Prepaid Expenses                                                (47,841)             18,193
      Increase (Decrease) in:
        Accounts payable and accrued expenses                           489,315             145,668
                                                                    ------------        ------------
Net cash provided by (used in) operating activities                 $   (81,210)        $   769,887
                                                                    ------------        ------------
Cash Flows from Investing Activities
  Purchase of Property and Equipment                                    (86,886)            (36,442)
  (Increase) decrease in cash value of life insurance                    (1,290)             (4,257)
  Proceeds from the sale of property                                          0                   0
  Proceeds from the maturity of marketable debt securities                    0                   0
  Other Investing Activities                                                  0                   0
                                                                    ------------        ------------
Net cash provided by (used in) investing activities                 $   (88,176)        $   (40,699)
                                                                    ------------        ------------
Cash Flows from Financing Activities
  Net proceeds of stock offering                                            $ 0         $   500,000
  Net proceeds (repayments) on short-term borrowings                    455,752          (3,839,727)
  Principal payments on long-term borrowings                           (402,427)            (40,989)
  Proceeds from long-term debt borrowings                               234,955           2,600,000
  Disbursements on loan origination fees                                      0            (127,983)
  Disbursements for common stock reacquired                                    0                   0
                                                                    ------------        ------------
Net cash provided by (used in) financing activities                 $   288,280         $  (908,699)
                                                                    ------------        ------------

(Increase) Decrease in Foreign Currency Adjustment (Note 6)         $    19,841         $    11,444
                                                                    ------------        ------------

Net increase (decrease) in cash and cash equivalents                $   138,735         $  (168,067)

Cash and cash equivalents
  Beginning                                                             101,574             324,607
                                                                    ------------        ------------
  Ending                                                            $   240,309         $   156,540
                                                                    ============        ============

Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                        $   178,009         $   211,040
                                                                    ============        ============
  Cash payments for income taxes                                    $         0         $    53,706
                                                                    ============        ============

                        Industrial Rubber Products, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

     Note 1. Basis of Presentation. The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended June 30, 2003 and June 30, 2002 (b) the results of operations for the six months ended June 30, 2003 and June 30, 2002(c) the financial position at June 30, 2003 and (d) the cash flows for the six month periods ended June 30, 2003 and June 30, 2002. Operating results for the six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet presented as of December 31, 2002 has been derived from the financial statements that have been audited by the Company's independent public accountants (McGladrey & Pullen, LLP). The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB/A filed April 9, 2003.

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


     Note 3. Inventories. Inventories consist of the following:

                               30-June-03      31-Dec-02
                             ----------------------------
Raw material                  $  772,642      $  834,182
Work in process                   66,292          31,871
Finished goods                   540,207         302,007
Raw material/customer             23,389          25,540
Allowance for obsolescence      (196,289)       (159,857)
                             ----------------------------
                              $1,206,241      $1,033,743
                             ============================


     Note 4. Related Company Transactions. As of June 30, 2003 the Company had no payables or receivables with Nelson Roofing, Inc. ("NRI") or K Building Components, Inc. ("KBC"), both companies owned solely by the majority stockholder of the Company. The Company from time to time provides management and administrative services to NRI and receives a management fee for such services. The Company paid $78,367 to NRI/KBC for construction services in the second quarter.

     The  Company  owns 10% of the  stock of  Acotec  S.A.  (Acotec),  a Chilean
Company. The remaining 90% of Acotec is owned by one of the members of Industrial Rubber Products' Board of Directors. Sales amounted to $240,508 for the quarter and $328,691 for the six - month period ending June 30, 2003. Accounts receivable from Acotec were $290,732 at June 30, 2003.

     Note 5. Earnings per share. Basic EPS is calculated using net income divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive potential shares such as options and warrants had been issued.

     Options to purchase 199,900 and 133,650 shares of common stock were outstanding during the quarter and six months ended June 30, 2003 and 2002 respectively. Warrants to purchase 126,000 shares of common stock were outstanding during the quarter ended June 30, 2002 but the warrants expired during the quarter ended June 30, 2003. The options and warrants to purchase were excluded from the computation of the common stock equivalents because they were anti-dilutive for the quarters and six months ended June 30, 2003 and 2002 respectively.

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

                                                                 Six Months Ended                       Three Months Ended
                                                        ---------------------------------       --------------------------------
                                                           June 30             June 30              June 30            June 30
                                                             2003                2002                 2003               2002
                                                        --------------       ------------       -------------        -----------
Net income (loss)
  As reported                                             $ (192,658)         $ (390,352)         $ (135,089)         $  81,302

  Deduct total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of tax                                      0               6,618                   0              6,618
                                                        -------------        ------------       -------------        -----------
  Pro Forma                                               $ (192,658)         $ (396,970)         $ (135,089)         $  74,684
                                                        =============        ============       =============        ===========

Basic and diluted earnings (loss) per share:
  As reported                                              $  (0.04)            $ (0.09)            $ (0.02)             $ 0.02
  Pro forma                                                $  (0.04)            $ (0.09)            $ (0.02)             $ 0.02

     Note 7. Total comprehensive loss. For the six-month period ended June 30, 2003, total comprehensive loss was $ 180,753. For the quarter ended June 30, 2003, total comprehensive loss was $128,050. The difference between total comprehensive loss and net loss was due to foreign currency transaction adjustments net of tax.

     Note 8. Refinancing. One loan in the amount of $124,029 was refinanced on May 1, 2003 with Northern State Bank of Virginia (at a floating rate of 2% above Wall Street Prime, adjusted monthly, with a ten year amortization and a five year balloon). This loan also extends the payment term of an IRRRA participation loan in the amount of $110,926. These loans are due on demand and have been included in current maturities of long-term debt. This loan was used to replace existing Wells Fargo debt. The loan is secured by a building owned by the Company in Hibbing, Minnesota.

     The Company also entered into a new revolving credit facility in the amount of $1,250,000 with American Bank of the North (at a floating rate of 2% above Wall Street Prime). The loan was used to replace the existing Itasca Business Credit debt facility. The loan is secured by the Company's inventory and accounts receivable.

     Note 9. New Accounting Standards. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 is not expected to have a material impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS
150). FAS 150 clarifies the accounting for certain financial instruments and characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The Company does not expect the adoption of FAS 150 to have a material effect on its financial statements.


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

     Deferred taxes. At June 30, 2003, the Company had approximately $1,513,000 of deferred tax assets. The deferred tax assets result primarily due to net operating loss carryforwards. At June 30, 2003, the Company had federal net operating loss carryforwards of approximately $3,840,000 and state operating loss carryforwards of approximately $2,040,000. These carryforwards are available to offset future federal and state taxable income and are, therefore, expected to reduce taxes paid by the Company. The federal net operating loss carryforwards expire in years 2018 through 2021 and the state operating loss carryforwards expire in years 2013 through 2016. In order to realize the deferred tax assets related to these carryforwards, the Company must generate federal and state taxable income at least equal to the net operating loss carryforwards before they expire. For the six months ended June 30, 2003, the Company generated a loss of approximately $193,000. The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required. The Company continually assesses the need for a deferred tax valuation allowance based on current and expected earnings.

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

     Net Sales. Net sales for the quarter ending June 30, 2003, of $2,837,244 compares with $3,205,161 in the same quarter of 2002.

     Net sales for the six-month period ending June 30, 2003, of $5,884,930 compares with $6,873,847 in the same period in 2002. The decrease in sales for the quarter was due to delayed shipments and continued weak markets for the Company's products, while the decrease for the six month period is largely attributed to a reduction of $714,000 in South American sales.

     The Company's order backlog on June 30, 2003, was approximately $1,300,000.

     Cost of Sales. Cost of sales as a percentage of net sales was 82.5% in the second quarter of 2003 compared with 72.9% in the same quarter of 2002. This increase was the result the impact of lower volume on the Company's fixed costs and a reduction of margins due to increased material and labor costs. Cost of sales for the first six months of 2003 were 81.7% of net sales compared with 76.2% for the same period in 2002. The increase was attributable to the same items as effected the quarterly results.

     Selling, General and Administrative Expenses. Normal selling, general and administrative expenses decreased from $647,544 (20.2% of net sales) in the second quarter of 2002 to $641,621 (22.6% of net sales) in the same quarter of 2003. The small decrease in total cost was the result of the Company's ongoing efforts to reduce expenses at all divisions and the corporate office. For the six-month period ending June 30, 2003, normal selling, general and administrative expenses of $1,228,415 (20.9% of net sales) compares with $1,238,524 (18.0% of net sales) in the same period in 2002.

     Nonoperating Income and Expense. The major nonoperating expense, interest expense increased from $85,046 in the second quarter of 2002 to $86,324 in the same quarter of 2003. For the six-month period ended June 30, 2003, interest expense was $178,008 and compares with $181,707 in the same period in 2002.

     Net Income/(Loss) Before Tax. Net loss before tax for the quarter ending June 30, 2003, was $225,149 and compares with net income before tax of $135,503 for the same quarter in 2002. The decline was due to the 14% decrease in net sales and decreased operating margins. Net loss before tax for the six-month period ending June 30, 2003, was $321,096 and compares with a net income of $218,673 in the same six-month period in 2002.

     Income Taxes. During the quarter ended June 30, 2003, the Company recorded an income tax credit of $90,060. This compares with a tax expense of $54,201 in the same quarter of 2002. For the six-month period ended June 30, 2003, the Company recorded an income tax credit of $128,438 which compares with a tax expense of $87,469 in the same period of 2002. In addition, the Company recorded $347,704 of tax credit as part of the net of tax item for the cumulative effect of change in goodwill accounting in the first six months of 2002. The Company does not anticipate the payment of income taxes for 2003 income due to operating loss carry forwards from previous years, except for possibly at the Irathane Elliott (Canadian) subsidiary.

Liquidity and Sources of Capital.

     Cash Flows. The Company's cash flows from operating activities showed net cash used of $81,210 for the first six months of 2003. Working capital component changes accounted for net cash used of $212,216. The largest usage was accounts receivable increasing by $481,192. Accounts receivable has returned to normal levels after being low at December 31, 2002. Inventory increased $208,930, which was partially offset by an increase in the reserve for obsolescence of $36,432. The increase in inventory was due to a build up of finished goods and delayed shipments, which were subsequently shipped in July. Accounts payable and accrued expenses offset part of this by increasing by $489,315. These net unfavorable working capital changes were partially offset by net income, excluding depreciation, amortization and deferred taxes, of $131,006.

     The Company showed net cash used in investing activities of $88,176 in the first six months of 2003. The majority of this $81,210 for the purchase of property and equipment compares with capital expenditures of $36,442 for the same period if 2002. The Company was provided $288,280 in financing activities for the first six months of 2003. This was due mainly to an increase of borrowing on its revolving credit facility.

     In total, the Company showed a net increase in cash of $138,735 for the first six months of 2003. This increased the Company's cash balance from $101,574 to $240,309.

     One loan in the amount of $124,029 was closed on May 1, 2003 with Northern State Bank of Virginia (at a floating rate of 2% above Wall Street Prime, adjusted monthly, with a ten year amortization and a five year balloon.) This loan also extends the payment term of an IRRRA participation loan in the amount of $110,926. These loans are due on demand and have been included in current maturities of long-term debt. This loan was used to replace existing Wells Fargo debt that was reported as the current portion of long-term debt at December 31, 2002. The loan is secured by a building owned by the Company in Hibbing, Minnesota.

     The Company also secured an operating line of credit with American Bank of the North of Hibbing, Minnesota providing up to $1,250,000 and is secured by inventory, accounts receivable, general intangibles and equipment. The operating line provides for monthly installment payments of interest at a variable rate of 2.00% above Prime Rate. The Company's operating line balance was $525,405 on June 30, 2003.

     The Company believes it can fund proposed capital expenditures and operating requirements from operations and bank credit lines. The proposed capital expenditures for the year are $125,000.

Aggregate Maturities of Debt Years ending June 30
---------------------------------------------------------------------------
2004                                                            $  357,951
2005                                                               386,327
2006                                                               411,815
2007                                                               436,941
2008                                                               473,367
Thereafter                                                       1,066,740
                                                                -----------
                                                                $3,133,141


Item 3. Controls and Procedures.

     The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures under the supervision and with the particpation of management, including its chief executive officer and chief financial officer, as of the end of the period covered by this Form 10-QSB. Based upon the evaluation, the Company's chief executive officer and chief financial officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's SEC filings. There has been no signnificant change in the Company's internal control over financial reporting that occured during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On October 24, 2002, the Company was named as one of three third-party defendants in a lawsuit involving a slurry pipe project. The Company has responded to the lawsuit denying any liability. Damages are alleged by the Plaintiff to be $2,400,000. At this time, it is too early to determine the probability of the outcome and the Company's ultimate liability, if any, although settlement negotiations have begun. No provision for a loss has been recorded.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.
             Exhibit 10(20) Promissory Note between Company and American Bank of the North dated June 23, 2003
             Exhibit 10(21) Loan Agreement between Company and American Bank of the North dated June 23, 2003
             Exhibit 11 Statement Re Computation of Earnings Per Share
             Exhibit 31(1) Rule 13a-14(a)/15d-14(a) Certification of Quarterly Report dated August 14, 2003 signed by Daniel O. Burkes.
             Exhibit 31(2) Rule 13a-14(a)/15d-14(a) Certification of Quarterly Report dated August 14, 2003 signed by James A. Skalski.
             Exhibit 32(1) Section 1350 Certification dated August 14, 2003 signed by Daniel O. Burkes and James A. Skalski.

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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)




Date: August 14, 2003                           /s/ James Skalski
                                               ---------------------------------
                                                       James Skalski
                                                        Comptroller

                                 Exhibit 10(20)
                                 PROMISSORY NOTE

Principal Amount: $1,250,000.00                             Initial Rate: 6.250%
                                                     Date of Note: June 25, 2003


     PROMISE TO PAY, Industrial Rubber Products, Inc. ("Borrower") promises to pay to American Bank of the North ("Lender"), or order, in lawful money of the United States of America, the principal amount of One Million Two Hundred Fifty Thousand and No/100 Dollars ($1,250,000.00) or so much as may be outstanding, together with interest on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance.

     PAYMENT. Borrower will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on June 30, 2004. In addition, Borrower will pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning July 30, 2003, with all subsequent interest payments to be due on the same day of each month after that. Unless otherwise agreed or required by applicable law, payments will be applied first to any unpaid collection costs and any late charges, then to any unpaid interest, and any remaining amount to principal. Interest on this Note is computed on a 365/365 simple interest basis; that is, by applying the ratio of the annual interest rate over the number of days in a year, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing.

     VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in The Wall Street Journal (the "Index"). The Index is not necessarily the lowest rate charged by Lender on its loans. If the Index becomes unavailable during the term of this loan, Lender may designate a substitute Index after notice to Borrower. Lender will tell Borrower the current Index rate upon Borrower's request. The Interest rate change will not occur more often than each day. Borrower understands that Lender may make loans based on other rates as well. The Index currently is 4.250% per annum. The interest rate to be applied to the unpaid principal balance of this Note will be at a rate of 2.000 percentage points over the Index, resulting in an initial rate of 6.250% per annum. NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.

     PREPAYMENT. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, early payments will reduce the principal balance due. Borrower agrees not to send Lender payments marked "paid in full," "without recourse," or similar language. If Borrower sends such a payment, Lender may accept it without losing any of Lender's rights under this Note, and Borrower will remain obligated to pay any further amount owed to Lender. All written communications concerning disputed amounts, including any check or other payment instrument that indicates that the payment constitutes "payment in full" of the amount owed or that is tendered with other conditions or limitations or as full satisfaction of a disputed amount must be mailed or delivered to: American Bank of the North, Hibbing Office, 2015 East Third Avenue, P.O. Box 457, Hibbing, Minnesota 55746.

     LATE CHARGE. If a payment is 11 days or more late, Borrower will be charged 5.000% of the regularly scheduled payment or $6.24, whichever is greater.

     INTEREST AFTER DEFAULT. Upon default, including failure to pay upon final maturity, Lender, at its option, may, if permitted under applicable law, increase the variable interest rate on this Note to 4.000 percentage points over the Index. The interest rate will not exceed the maximum rate permitted by applicable law.

     DEFAULT. Each of the following shall constitute an event of default ("Event of Default") under this Note:

     Payment Default. Borrower fails to make any payment when due under this Note.

     Other Defaults. Borrower fails to comply with or to perform any other term, obligation, covenant or condition contained in this Note or in any of the related documents or to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between Lender and Borrower.

     False Statements. Any warranty, representation or statement made or furnished to Lender by Borrower or on Borrower's behalf under this Note or the related documents is false or misleading in any material respect, either now or at the time made or furnished or becomes false or misleading at any time thereafter.

     Insolvency. The dissolution or termination of Borrower's existence as a going business, the insolvency of Borrower, the appointment of a receiver for any part of Borrower's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Borrower.

     Creditor or Forfeiture Proceedings. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceedings, self-help, repossession or any other method, by any creditor of Borrower or by any governmental agency against any collateral securing the loan. This includes a garnishment of any of Borrower's accounts, including deposit accounts, with Lender. However, this Event of Default shall not apply if there is a good faith dispute by Borrower as to the validity or reasonableness of the claim which is the basis of the creditor or forfeiture proceeding and if Borrower gives Lender written notice of the creditor or forfeiture proceeding and deposits with Lender monies or a surety bond for the creditor or forfeiture proceeding, in an amount determined by Lender, in its sole discretion, as being an adequate reserve or bond for the dispute.

     Events Affecting Guarantor. Any of the preceding events occurs with respect to any Guarantor of any of the indebtedness or any Guarantor dies or becomes incompetent, or revokes or disputes the validity of, or liability under, any guaranty of the indebtedness evidenced by this Note.

     Change in Ownership. Any change in ownership of twenty-five percent (25%) or more of the common stock of Borrower.

     Adverse Change. A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of this
Note is impaired.

     Insecurity. Lender in good faith believes itself insecure.

     LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, and then Borrower will pay that amount.

     EXPENSES. If Lender institutes any suit or action to enforce any of the terms of this Note, Lender shall be entitled to recover such sum as the court may adjudge reasonable. Whether or not any court action is involved, and to the extent not prohibited by law, all reasonable expenses Lender incurs that in Lender's opinion are necessary at any time for the protection of its interest or the enforcement of its rights shall become a part of the loan payable on demand and shall bear interest at the Note rate from the date of the expenditure until repaid. Expenses covered by this paragraph include, without limitation, however subject to any limits under applicable law. Lender's expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), and appeals, to the extent permitted by applicable law. Borrower also will pay any court costs, in addition to all other sums provided by law.

     GOVERNING LAW. This Note will be governed by, construed and enforced in accordance with federal law and the laws of the State of Minnesota. This Note has been accepted by Lender in the State of Minnesota.

     RIGHT OF SETOFF. To the extent permitted by applicable law, Lender reserves a right of setoff in all Borrower's accounts with Lender (whether checking, savings, or some other account). This includes all accounts Borrower holds jointly with someone else and all accounts Borrower may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the indebtedness against any and all such accounts, and, at Lender's option, to administratively freeze all such accounts to allow Lender to protect Lender's charge and setoff rights provided in this paragraph.

     COLLATERAL. Borrower acknowledges this Note is secured by the following collateral described in the security instruments listed herein, all the terms and conditions of which are hereby incorporated and made a part of this Note:

     (A) a life insurance policy described in an Assignment of Life Insurance Policy dated June 25, 2003.

     (B) inventory, chattel paper, accounts, equipment and general intangibles described in a Commercial Security Agreement dated June 25, 2003.

     LINE OF CREDIT. This Note evidences a revolving line of credit. Advances under this Note, as well as directions for payment from Borrower's accounts, may be requested orally or in writing by Borrower or by an authorized person. Lender may, but need not, require that all oral requests be confirmed in writing. Borrower agrees to be liable for all sums either: (a) advanced in accordance with the instructions of an authorized person, or (b) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer printouts. Lender will have no obligation to advance funds under this Note if: (a) Borrower or any guarantor is in default under the terms of this Note or any agreement that Borrower or any guarantor has with Lender, including any agreement made in connection with the signing of this Note; (b) Borrower or any guarantor ceases doing business or is insolvent; (c) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender; (d) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender; or (e) Lender in good faith believes itself insecure.

     SUCCESSOR INTERESTS. The terms of this Note shall be binding upon Borrower, and upon Borrower's heirs, personal representatives, successor and assigns, and shall inure to the benefit of Lender and its successor and assigns.

     GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made. The obligations under this Note are joint and several.

     SECTION DISCLOSURE. This loan is made under Minnesota Statutes, Section 47.59.

     PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE PROVISIONS. BORROWER AGREES TO THE TERMS OF THE NOTE.

     BORROWER ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THIS PROMISSORY NOTE.

BORROWER:

INDUSTRIAL RUBBER PRODUCTS, INC.

By:  /s/
    ---------------------------------------------
    Daniel O. Burkes, President/CEO of Industrial
    Rubber Products, Inc.

                             BUSINESS LOAN AGREEMENT

BORROWER:
Industrial Rubber Products, Inc.
3516 E. 13th Avenue
Hibbing, Minnesota 55746

LENDER:
American Bank of the North
Hibbing Office
2015 East Third Avenue
P.O. Box 467 Hibbing, Minnesota 55746

     THIS BUSINESS LOAN AGREEMENT dated June 25, 2003, is made and executed between Industrial Rubber Products, Inc. ("Borrower") and American Bank of the North ("Lender") on the following terms and conditions. Borrower has received prior commercial loans from Lender or has applied to Lender for a commercial loan or loans or other financial accommodations, including those which may be described on any exhibit or schedule attached to this Agreement ("Loan"). Borrower understands and agrees that: (a) in granting, renewing, or extending any Loan, Lender is relying upon Borrower's representations, warranties, and agreements as set forth in this Agreement; (b) the granting, renewing, or extending of any Loan by Lender at all times shall be subject to Lender's sole judgment and discretion; and (c) all such Loans shall be and remain subject to the terms and conditions of this Agreement.

     TERM. This Agreement shall be effective as of June 25, 2003, and shall continue in full force and effect until such time as all of Borrower's Loans in favor of Lender have been paid in full, including principal, interest, costs, expenses, attorneys' fees, and other fees and charges, or until June 30, 2004.

     CONDITIONS PRECEDENT TO EACH ADVANCE. Lender's obligation to make the initial Advance and each subsequent Advance under this Agreement shall be subject to the fulfillment to Lender's satisfaction of all of the conditions set forth in this Agreement and in the Related Documents.

     Loan Documents. Borrower shall provide to Lender the following documents for the Loan: (1) the Note; (2) Security Agreements granting to Lender security interests in the Collateral; (3) financing statements and all other documents perfecting Lender's Security Interests; (4) evidence of insurance as required below; (5) guaranties; (6) together with all such Related Documents as Lender may require for the Loan; all in form and substance satisfactory to Lender and Lender's counsel.

     Borrower's Authorization. Borrower shall have provided in form and substance satisfactory to Lender properly certified resolutions, duly authorizing the execution and delivery of this Agreement, the Note and the Related Documents. In addition, Borrower shall have provided such other resolutions, authorizations, documents and instruments as Lender or its counsel may require.

     Payment of Fees and Expenses. Borrower shall have paid to Lender all fees, charges, and other expenses which are then due and payable as specified in this Agreement or any Related Document.

     Representations and Warranties. The representations and warranties set forth in this Agreement, in the Related Documents, and in any document or certificate delivered to Lender under this Agreement are true and correct.

     No Event of Default. There shall not exist at the time of any Advance a condition which would constitute an Event of Default under this Agreement or under any Related Document.

     REPRESENTATIONS AND WARRANTIES. Borrower represents and warrants to Lender, as of the date of this Agreement, as of the date of each disbursement of loan proceeds, as of the date of any renewal, extension or modification of any Loan, and at all times any indebtedness exists:

     Organization. Borrower is a corporation for profit which is, and at all times shall be, duly organized validly existing, and in good standing under and by virtue of the laws of the State of Minnesota. Borrower is duly authorized to transact business in all other states in which Borrower is doing business, having obtained all necessary filings, governmental licenses and approvals for each state in which Borrower is doing business. Specifically, Borrower is, and at all times shall be, duly qualified as a foreign corporation in all states in which the failure to so qualify would have a material adverse effect on its business or financial condition. Borrower has the full power and authority to own its properties and to transact the business in which it is presently engaged or presently proposes to engage. Borrower maintains an office at 3516 East 13th Avenue, Hibbing, Minnesota 55746. Unless Borrower has designated otherwise in writing, the principal office is the office at which Borrower keeps its books and records including its records concerning the Collateral. Borrower will notify Lender prior to any change in the location of Borrower's state of organization or any change in Borrower's name. Borrower shall do all things necessary to preserve and to keep in full force and effect its existence, rights and privileges, and shall comply with all regulations, rules, ordinances, statutes, orders and decrees of any governmental or quasi-governmental authority or court applicable to Borrower and Borrower's business activities.

     Assumed Business Names. Borrower has filed or recorded all documents or filings required by law relating to all assumed business names used by Borrower. Excluding the name of Borrower, the following is a complete list of all assumed business names under which Borrower does business: None.

     Authorization. Borrower's execution, delivery, and performance of this Agreement and all the Related Documents have been duly authorized by all necessary action by Borrower and do not conflict with, result in a violation of, or constitute a default under (1) any provision of Borrower's articles of incorporation or organization, or bylaws, or any agreement or other instrument binding upon Borrower, or (2) any law, governmental regulation, court decree, or order applicable to Borrower or to Borrower's properties.

     Financial Information. Each of Borrower's financial statements supplied to Lender truly and completely disclosed Borrower's financial condition as of the date of the statement, and there has been no material adverse change in Borrower's financial condition subsequent to the date of the most recent financial statement supplied to Lender. Borrower has no material contingent obligations except as disclosed in such financial statements.

     Legal Effect. This Agreement constitutes, and any instrument or agreement Borrower is required to give under this Agreement when delivered will constitute legal, valid, and binding obligations of Borrower enforceable against Borrower in accordance with their respective terms.

     Properties. Except as contemplated by this Agreement or as previously disclosed in Borrowers financial statements or in writing to Lender and as accepted by Lender, and except for property tax liens for taxes not presently due and payable, Borrower owns and has good title to all of Borrower's properties free and clear of all security interests, and has not executed any security documents or financing statements relating to such properties. All of Borrower's properties are titled in Borrower's legal name, and Borrower has not used or filed a financing statement under any other name for at least the last five (5) years.

     Hazardous Substances. Except as disclosed to and acknowledged by Lender in writing, Borrower represents and warrants that: (1) During the period of Borrower's ownership of Borrower's Collateral, there has been no use, generation, manufacture, storage, treatment, disposal, release or threatened release of any Hazardous Substance by any person on, under, about or from any of the Collateral. (2) Borrower has no knowledge of, or reason to believe that there has been (a) any breach or violation of any Environmental Laws; (b) any use, generation, manufacture, storage, treatment, disposal, release or threatened release of any Hazardous Substance on, under, about or from the Collateral by any prior owners or occupants of any of the Collateral; or (c) any actual or threatened litigation or claims of any kind by any person relating to such matters. (3) Neither Borrower nor any tenant, contractor, agent or other authorized user of any of the Collateral shall use, generate, manufacture, store, treat, dispose of or release any Hazardous Substance on, under, about or from any of the Collateral; and any such activity shall be conducted in compliance with all applicable federal, state, and local laws, regulations, and ordinances, including without limitation all Environmental Laws. Borrower authorizes Lender and its agents to enter upon the Collateral to make such inspections and tests as Lender may deem appropriate to determine compliance of the Collateral with this section of the Agreement. Any inspections or tests made by Lender shall be at Borrower's expense and for Lender's purposes only and shall not be construed to create any responsibility or liability on the part of Lender to Borrower or to any other person. The representations and warranties contained herein are based on Borrower's due diligence in investigating the Collateral for hazardous waste and Hazardous Substances. Borrower hereby (1) releases and waives any future claims against Lender for indemnity or contribution in the event Borrower becomes liable for cleanup or other costs under any such laws, and (2) agrees to indemnify and hold harmless Lender against any and all claims, losses, liabilities, damages, penalties, and expenses, including attorneys' fees, consultants' fees, and costs which Lender may directly or indirectly sustain or suffer resulting from a breach of this section of the Agreement or as a consequence of any use, generation, manufacture, storage, disposal, release or threatened release of a hazardous waste or substance on the Collateral. The provisions of this section of the Agreement, including the obligation to indemnify, shall survive the payment of the indebtedness and the termination, expiration or satisfaction of this Agreement and shall not be affected by Lender's acquisition of any interest in any of the Collateral, whether by foreclosure or otherwise.

     Litigation and Claims. No litigation, claim, investigation, administrative proceeding or similar action (including those for unpaid taxes) against Borrower is pending or threatened, and no other event has occurred which may materially adversely affect Borrower's financial condition or properties, other than litigation, claims, or other events, if any, that have been disclosed to and acknowledged by Lender in writing.

     Taxes. To the best of Borrower's knowledge, all of Borrower's tax returns and reports that are or were required to be filed, have been filed, and all taxes, assessments and other governmental charges have been paid in full, except those presently being or to be contested by Borrower in good faith in the ordinary course of business and for which adequate reserves have been provided.

     Lien Priority. Unless otherwise previously disclosed to Lender in writing, Borrower has not entered into or granted any Security Agreements, or permitted the filing or attachment of any Security Interests on or affecting any of the Collateral directly or indirectly securing repayment of Borrower's Loan and Note, that would be prior or that may in any way be superior to Lender's Security Interests and rights in and to such Collateral.

     Binding Effect. This Agreement, the Note, all Security Agreements (if any), and all Related Documents are binding upon the signers thereof, as well as upon their successors, representatives and assigns, and are legally enforceable in accordance with their respective terms.

     FIRMATIVE COVENANTS. Borrower covenants and agrees with Lender that, so long as this Agreement remains in effect, Borrower will:

     Notice of Claims and Litigation. Promptly inform Lender in writing of (1) all material adverse changes in Borrower's financial condition, and (2) all existing and all threatened litigation, claims, investigations, administrative proceedings or similar actions affecting Borrower or any Guarantor which could materially affect the financial condition of Borrower or the financial condition of any Guarantor.

     Financial Statements. Furnish Lender with the following:

     Annual Statements. As soon as available, but in no event later than one hundred twenty (12) days after the end of each fiscal year, Borrower's balance sheet and income statement for the year ended, audited by a certified public accountant satisfactory to Lender.

     Interim Statements.  As soon as available, but in no event later than sixty
(60) days after the end of each fiscal quarter, Borrower's balance sheet and profit and loss statement for the period ended, prepared by Borrower.

     Additional Requirements. Annual Personal Tax Returns and Personal Financial Statement from Daniel Burkes. Borrower to provide monthly borrowing base certificate, A/R aging, Inventory Listing and A/P aging within fifteen (15) days of each month end.

     All financial reports required to be provided under this Agreement shall be prepared in accordance with GAAP, applied on a consistent basis, and certified by Borrower as being true and correct.

     Additional Information. Furnish such additional information and statements, as Lender may request from time to time.

     Financial Covenants and Ratios. Comply with the following covenants and ratios:

     Working Capital Requirements. Maintain Working Capital in excess of $1,500,000.00. In addition, Borrower shall comply with the following working capital ratio requirements:

     Current Ratio. Maintain a Current Ratio in excess of 1.500 to 1.000. The ratio "Debt/Worth" means Borrower's Total Liabilities divided by Borrower's Tangible Net Worth.

     Except as provided above, all computations made to determine compliance with the requirements contained in this paragraph shall be made in accordance with generally accepted accounting principles, applied on a consistent basis, and certified by Borrower as being true and correct.

     Insurance. Maintain fire and other risk insurance, public liability insurance, and such other insurance as Lender may require with respect to Borrower's properties and operations, in form, amounts, coverages and with insurance companies acceptable to Lender. Borrower, upon request of Lender, will deliver to Lender from time to time the policies or certificates of insurance in form satisfactory to Lender, including stipulations that coverages will not be canceled or diminished without at least ten (10) days prior written notice to Lender. Each insurance policy also shall include an endorsement providing that coverage in favor of Lender will not be impaired in any way by any act, omission or default of Borrower or any other person. In connection with all policies covering assets in which Lender holds or is offered a security interest for the Loans. Borrower will provide Lender with such lender's loss payable or other endorsements as Lender may required.

     Insurance Reports. Furnish to Lender, upon request of Lender, reports on each existing insurance policy showing such information as Lender may reasonably request, including without limitation the following: (1) the name of the insurer; (2) the risks insured; (3) the amount of the policy; (4) the properties insured; (5) the then current property values on the basis of which insurance has been obtained, and the manner of determining those values; and (6) the expiration date of the policy. In addition, upon request of Lender (however not more often then annually), Borrower will have an independent appraiser satisfactory to Lender determine, as applicable, the actual cash value or replacement cost of any Collateral. The cost of such appraisal shall be paid by Borrower.

     Guaranties. Prior to disbursement of any Loan proceeds, furnish executed guaranties of the Loans in favor of Lender, executed by the guarantors named below, on Lender's forms, and in the amounts and under the conditions set forth in those guaranties.

         Names of Guarantor                                            Amounts
         ------------------                                            -------
         Daniel O. Burkes                                              Unlimited
         Irathane Systems, Inc.                                        Unlimited
         Industrial Rubber Products-Canada, Inc.                       Unlimited
         Industrial Rubber Products-Utah, Inc.                         Unlimited
         Industrial Rubber Applicators, Inc.                           Unlimited

     Other Agreements. Comply with all terms and conditions of all other agreements, whether now or hereafter existing, between Borrower and any other party and notify Lender immediately in writing of any default in connection with any other such agreements.

     Loan Proceeds. Use all Loan proceeds solely for Borrower's business operations, unless specifically consented to the contrary by Lender in writing.

     Taxes, Charges and Liens. Pay and discharge when due all of its indebtedness and obligations, including without limitation all assessments, taxes, governmental charges, levies and liens, of every kind and nature, imposed upon Borrower or its properties, income, or profits, prior to the date on which penalties would attach, and all lawful claims that, if unpaid, might become a lien or charge upon any of Borrower's properties, income, or profits.

     Performance. Perform and comply, in a timely manner, with all terms, conditions, and provisions set forth in this Agreement, in the Related
Documents, and in all other instruments and agreements between Borrower and Lender. Borrower shall notify Lender immediately in writing of any default in connection with any agreement.

     Operations. Maintain executive and management personnel with substantially the same qualifications and experience as the present executive and management personnel; provide written notice to Lender of any change in executive and management personnel; conducts its business affairs in a reasonable and prudent manner.

     Environmental Studies. Promptly conduct and complete, at Borrower's expense, all such investigations, studies, samplings and testings as may be requested by Lender or any governmental authority relative to any substance, or any waste or by-product of any substance defined as toxic or a hazardous substance under applicable federal, state, or local law, rule, regulation, order or directive, at or affecting any property or any facility owned, leased or used by Borrower.

     Compliance with Governmental Requirements. Comply with all laws, ordinances, and regulations, now or hereafter in effect, of all governmental authorities applicable to the conduct of Borrower's properties, business and operations, and to the use or occupancy of the Collateral, including without limitation, the Americans With Disabilities Act. Borrower may contest in good faith any such law, ordinance, or regulation and withhold compliance during any proceeding, including appropriate appeals, so long as Borrower has notified Lender in writing prior to doing so and so long as, in Lender's sole opinion, Lender's interests in the Collateral are not jeopardized. Lender may require Borrower to post adequate security or a surety bond, reasonably satisfactory to Lender, to protect Lender's interest.

     Inspection. Permit employees or agents of Lender at any reasonable time to inspect any and all Collateral for the Loan or Loans and Borrower's other properties and to examine or audit Borrower's books, accounts, and records and to make copies and memoranda of Borrower's books, accounts and records. If Borrower now or at any time hereafter maintains any records (including without limitation computer generated records and computer software programs for the generation of such records) in the possession of a third party, Borrower, upon request of Lender, shall notify such party to permit Lender free access to such records at all reasonable times and to provide Lender with copies of any records it may request, all at Borrower's expense.

     Compliance Certificates. Unless waived in writing by Lender, provide Lender at least annually, with a certificate executed by Borrower's chief financial officer, or other officer or person acceptable to Lender, certifying that the representations and warranties set forth in this Agreement are true and correct as of the date of the certificate and further certifying that, as of the date of the certificate, no Even of Default exists under this Agreement.

     Environmental Compliance and Reports. Borrower shall comply in all respects with any and all Environmental Laws; not cause or permit to exist, as a result of an intentional or unintentional action or omission on Borrower's part or on the part of any third party, on property owned and/or occupied by Borrower, any environmental activity where damage may result to the environment, unless such environmental activity is pursuant to and in compliance with the conditions of a permit issued by the appropriate federal, state or local governmental authorities; shall furnish to Lender promptly and in any event within thirty
(30) days after receipt thereof a copy of any notice, summons, lien, citation, directive, letter or other communication from any governmental agency or instrumentality concerning any intentional or unintentional action or omission on Borrower's part in connection with any environmental activity whether or not there is damage to the environment and/or other natural resources.

     Additional Assurances. Make, execute and deliver to Lender such promissory notes, mortgages, deeds of trust, security agreements, assignments, financing statements, instruments, documents and other agreements as Lender or its attorneys may reasonably request to evidence and secure the Loans and to perfect all Security Interests.

     LENDER'S EXPENDITURES. If any action or proceeding is commenced that would materially affect Lender's interest in the Collateral or if Borrower fails to comply with any provision of this Agreement or any Related Documents, including but not limited to Borrower's failure to discharge or pay when due any amounts Borrower is required to discharge or pay under this Agreement or any Related Documents, Lender on Borrower's behalf may (but shall not be obligated to) take any action that Lender deems appropriate, including but not limited to discharging or paying all taxes, liens, security interests, encumbrances and other claims, at any time levied or placed on any Collateral and paying all costs for insuring, maintaining and preserving any Collateral. All such expenditures incurred or paid by Lender for such purposes will then bear interest at the rate charged under the Note from the date incurred or paid by Lender to the date of repayment by Borrower. All such expenses will become a part of the indebtedness and, at Lender's option, will (a) be payable on demand;
(b) be added to the balance of the Note and be apportioned among and be payable with any installment payments to become due during either (1) the term of any applicable insurance policy; or (2) the remaining term of the Note; or (c) be treated as a balloon payment which will be due and payable at the Note's maturity.

     NEGATIVE COVENANTS. Borrower covenants and agrees with Lender that while this Agreement is in effect, Borrower shall not, without the prior written consent of Lender:

     Indebtedness and Liens. (1) Except for trade debt incurred in the normal course of business and indebtedness to Lender contemplated by this Agreement, create, incur or assume indebtedness for borrowed money, including capital leases, (2) sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of Borrower's assets (except as allowed as Permitted Liens), or (3) sell with recourse any of Borrower's accounts, except to Lender.

     Continuity of Operations. (1) Engage in any business activities substantially different than those in which Borrower is presently engaged, (2) cease operations, liquidate, merge, transfer, acquire or consolidate with any other entity, change its name, dissolve or transfer or sell Collateral out of the ordinary course of business, or (3) pay any dividends on Burrower's stock (other than dividends payable in its stock), provided, however, that notwithstanding the foregoing, but only so long as no Event of Default has occurred and is continuing or would result from the payment of dividends, if Borrower is a "Subchapter S Corporation" (as defined in the Internal Revenue Code of 1986, as amended), Borrower may pay cash dividends on its stock to its shareholders from time to time in amounts necessary to enable the shareholders to pay income taxes and make estimated income tax payments to satisfy their liabilities under federal and state law which arise solely from their status as Shareholders of a Subchapter S Corporation because of their ownership of shares of Borrower's stock, or purchase or retire any of Borrower's outstanding shares or alter or amend Borrower's capital structure.

     Loans, Acquisitions and Guaranties. (1) Loan, invest in or advance money or assets to any other person, enterprise or entity, (2) purchase, create or acquire any interest in any other enterprise or entity, or (3) incur any obligation as surety or guarantor other than in the ordinary course of business.

     Agreements. Borrower will not enter into any agreement containing any provisions which would be violated or breached by the performance of Borrower's obligations under this Agreement or in connection herewith.

     CESSATION OF ADVANCES. If Lender has made any commitments to make any Loan to Borrower, whether under this Agreement or under any other agreement, Lender shall have no obligation to make Loan Advances or to disburse Loan proceeds if:
(a) Borrower or any Guarantor is in default under the terms of this Agreement or any of the Related Documents or any other agreement that Borrower or any Guarantor has with Lender; (b) Borrower or any Guarantor dies, becomes incompetent or becomes insolvent, files a petition in bankruptcy or similar proceedings, or is adjudged a bankrupt; (c) there occurs a material adverse change in Borrower's financial condition, in the financial condition of any Guarantor, or in the value of any Collateral securing any Loan; (d) any Guarantor seeks, claims or otherwise attempts to limit, modify or revoke such Guarantor's guaranty of the Loan or any other loan with Lender; or (e) Lender in good faith deems itself insecure, even though no Event of Default shall have occurred.

     RIGHT OF SETOFF. To the extent permitted by applicable law, Lender reserves a right of setoff in all Borrower's accounts with Lender (whether checking, savings, or some other account). This includes all accounts Borrower holds jointly with someone else and all accounts Borrower may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the indebtedness against any and all such accounts, and, at Lender's option, to administratively freeze all such accounts to allow Lender to protect Lender's charge and setoff rights provided in this paragraph.

     DEFAULT. Each of the following shall constitute an Event of Default under this Agreement:

     Payment Default. Borrower fails to make any payment when due under the Loan.

     Other Defaults. Borrower fails to comply with or to perform any other term, obligation, covenant or condition contained in this Agreement or in any of the Related Documents or to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between Lender and Borrower.

     False Statements. Any warranty, representation or statement made or furnished to Lender by Borrower or on Borrower's behalf under this Agreement or the Related Documents is false or misleading in any material respect, either now or at the time made or furnished or becomes false or misleading at any time thereafter.

     Insolvency. The dissolution or termination of Borrower's existence as a going business, the insolvency of Borrower, the appointment of a receiver for any part of Borrower's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Borrower.

     Defective Collateralization. This Agreement or any of the Related Documents ceases to be in full force and effect (including failure of any collateral document to create a valid and perfected security interest or lien) at any time and for any reason.

     Creditor or Forfeiture Proceedings. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help, repossession or any other method, by any creditor of Borrower or by any governmental agency against any collateral securing the Loan. This includes a garnishment of any of Borrower's accounts, including deposit accounts, with Lender. However, this Event of Default shall not apply if there is a good faith dispute by Borrower as to the validity or reasonableness of the claim which is the basis of the creditor or forfeiture proceeding and if Borrower gives Lender written notice of the creditor or forfeiture proceeding and deposits with Lender monies or a surety bond for the creditor or forfeiture proceeding, in an amount determined by Lender, in its sole discretion, as being an adequate reserve or bond for the dispute.

     Events Affecting Guarantor. Any of the preceding events occurs with respect to any Guarantor of any of the indebtedness or any Guarantor dies or becomes incompetent, or revokes or disputes the validity of, or liability under, any Guaranty of the Indebtedness.

     Change in Ownership. Any change in ownership of twenty-five percent (25%) or more of the common stock of Borrower.

     Adverse Change. A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the Loan is impaired.

     Insecurity. Lender in good faith believes itself insecure.

     EFFECT OF AN EVENT OF DEFAULT. If any Event of Default shall occur, except where otherwise provided in this Agreement or the Related Documents, all commitments and obligations of Lender under this Agreement or the Related
Documents or any other agreement immediately will terminate (including any obligation to make further Loan Advances or disbursements), and, at Lender's option, all indebtedness immediately will become due and payable, all without notice of any kind to Borrower, except that in the case of an Event of Default of the type described in the "Insolvency" subsection above, such acceleration shall be automatic and not optional. In addition, Lender shall have all the rights and remedies provided in the Related Documents or available at law, in equity, or otherwise. Except as may be prohibited by applicable law, all of Lender's rights and remedies shall be cumulative and may be exercised singularly or concurrently. Election by Lender to pursue any remedy shall not exclude pursuit of any other remedy, and an election to make expenditures or to take action to perform an obligation of Borrower or of any Grantor shall not affect Lender's right to declare a default and to exercise its rights and remedies.

     MISCELLANEOUS PROVISIONS. The following miscellaneous provisions are a part of this Agreement:

     Amendments. This Agreement together with any Related Documents, constitutes the entire understanding and agreement of the parties as to the mattes set forth in this Agreement. No alteration of or amendment to this Agreement shall be effective unless given in writing and signed by the party or parties sought to be charged or bound by the alteration or amendment.

     Expenses. If Lender institutes any suit or action to enforce any of the terms of this Agreement, Lender shall be entitled to recover such sum as the court may adjudge reasonable. Whether or not any court action is involved, and to the extent not prohibited by law, all reasonable expenses Lender incurs that in Lender's option are necessary at any time for the protection of its interest or the enforcement of its rights shall become a part of the Loan payable on demand and shall bear interest at the Note rate from the date of the expenditure until repaid. Expenses covered by this paragraph include, without limitation, however subject to any limits under applicable law, Lender's expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services, to the extent permitted by applicable law. Borrower also will pay any court costs, in addition to all other sums provided by law.

     Caption Headings. Caption headings in this Agreement are for convenience purposes only and are not to be used to interpret or define the provisions of this Agreement.

     Consent to Loan Participation. Borrower agrees and consents to Lender's sale or transfer, whether now or later, of one or more participation interests in the Loan to one or more purchasers, whether related or unrelated to Lender. Lender may provide, without any limitation whatsoever, to any one or more purchasers, or potential purchasers, any information or knowledge Lender may have about Borrower or about any other matter relating to the Loan, and Borrower hereby waives any rights to privacy Borrower may have with respect to such matters. Borrower additionally waives any and all notices of sale of participation interests, as well as all notices of any repurchase of such participation interests. Borrower also agrees that the purchasers of any such participation interests will be considered as the absolute owners of such interests in the Loan and will have all the rights granted under the participation agreement or agreements governing the sale of such participation interests. Borrower further waives all rights of offset or counterclaim that it may have now or later against Lender or against any purchaser of such a participation interest and unconditionally agrees that either Lender or such purchaser may enforce Borrower's obligation under the Loan irrespective of the failure or insolvency of any holder of any interest in the Loan. Borrower further agrees that the purchaser of any such participation interests may enforce its interest irrespective of any personal claims or defenses that Borrower may have against Lender.

     Governing Law. This Agreement will be governed by, construed and enforced in accordance with federal law and the laws of the State of Minnesota. This Agreement has been accepted by Lender in the State of Minnesota.

     No Waiver by Lender. Lender shall not be deemed to have waived any rights under this Agreement unless such waiver is given in writing and signed by Lender. No delay or omission on the part of Lender in exercising any right shall operate as a waiver of such right or any other right. A waiver by Lender of a provision of this Agreement shall not prejudice or constitute a waiver of Lender's right otherwise to demand strict compliance with that provision or any other provision of this Agreement. No prior waiver by Lender, nor any course of dealing between Lender and Borrower, or between Lender and any Grantor, shall constitute a waiver of any of Lender's rights or of any of Borrower's or any Grantor's obligations as to any future transactions. Whenever the consent of Lender is required under this Agreement, the granting of such consent by Lender in any instance shall not constitute continuing consent to subsequent instances where such consent is required and in all cases such consent may be granted or withheld in the sole discretion of Lender.

     Notices. Any notice required to be given under this Agreement shall be given in writing, and shall be effective when actually delivered, when actually received by telefacsimile (unless otherwise required by law), when deposited with a nationally recognized overnight courier, or, if mailed, when deposited in the United States mail, as first class, certified or registered mail postage prepaid, directed to the addresses shown near the beginning of this Agreement. Any party may change its address for notices under this Agreement by giving formal written notice to the other parties, specifying that the purpose of the notice is to change the party's address. For notice purposes, Borrower agrees to keep Lender informed at all times of Borrower's current address. Unless otherwise provided or required by law, if there is more than one Borrower, any notice given by Lender to any Borrower is deemed to be notice given to all Borrowers.

     Severability. If a court of competent jurisdiction finds any provision of this Agreement to be illegal, invalid, or unenforceable as to any circumstance, that finding shall not make the offending provision illegal, invalid, or unenforceable as to any other circumstance. If feasible, the offending provision shall be considered modified so that it becomes legal, valid and enforceable. If the offending provision cannot be so modified, it shall be considered deleted from this Agreement. Unless otherwise required by law, the illegality, invalidity, or unenforceability of any provision of this Agreement shall not affect the legality, validity or enforceability of any other provision of this agreement.

     Subsidiaries and Affiliates of Borrower. To the extent the context of any provisions of this Agreement makes it appropriate, including without limitation any representation, warranty or covenant, the word "Borrower" as used in this Agreement shall include all of Borrower's subsidiaries and affiliates. Notwithstanding the foregoing however, under no circumstances shall this Agreement be construed to require Lender to make any Loan or other financial accommodation to any of Borrower's subsidiaries or affiliates.

     Successors and Assigns.. All covenants and agreements by or on behalf of Borrower contained in this Agreement or any Related Documents shall bind Borrower's successors and assigns and shall inure to the benefit of Lender and its successors and assigns. Borrower shall not, however, have the right to assign Borrower's rights under this Agreement or any interest therein, without the prior written consent of Lender.

     Survival of Representations and Warranties. Borrower understands and agrees that in extending Loan Advances, Lender is relying on all representations, warranties, and covenants made by Borrower in this Agreement or in any certificate or other instrument delivered by Borrower to Lender under this Agreement or the Related Documents. Borrower further agrees that regardless of any investigation made by Lender, all such representations, warranties and covenants will survive the extension of Loan Advances and delivery to Lender of the Related Documents, shall be continuing in nature, shall be deemed made and re-dated by Borrower at the time each Loan Advance is made, and shall remain in full force and effect until such time as Borrower's indebtedness shall be paid in full, or until this Agreement shall be terminated in the manner provided above, whichever is the last to occur.

     Time is of the Essence. Time is of the essence in the performance of this Agreement.

     DEFINITIONS. The following capitalized words and terms shall have the following meanings when used in this Agreement. Unless specifically stated to the contrary, all references to dollar amounts shall mean amounts in lawful money of the United States of America. Words and terms used in the singular shall include the plural, and the plural shall include the singular, as the context may require. Words and terms not otherwise defined in this Agreement shall have the meanings attributed to such terms in the Uniform Commercial Code. Accounting words and terms otherwise defined in this Agreement shall have the meanings assigned to them in accordance with generally accepted accounting principles as in effect on the date of this Agreement:

     Advance. The word "Advance" means a disbursement of Loan funds made, or to be made, to Borrower or on Borrower's behalf on a line of credit or multiple advance basis under the terms and conditions of this Agreement.

     Agreement. The word "Agreement" means this Business Loan Agreement, as this Business Loan Agreement may be amended or modified from time to time, together with all exhibits and schedules attached to this Business Loan Agreement from time to time.

     Borrower. The word "Borrower" means Industrial Rubber Products, Inc. and includes all co-signers signing the Note.

     Collateral. The word "Collateral" means all property and assets granted as collateral security for a Loan, whether granted directly or indirectly, whether granted now or in the future, and whether granted in the form of a security interest, mortgage, collateral mortgage, deed of trust, assignment, pledge, crop pledge, chattel mortgage, collateral chattel mortgage, chattel trust, factor's lien, equipment trust, conditional sale, trust receipt, lien, charge, or title retention contract, lease or consignment intended as a security device, or any other security or lien interest whatsoever, whether created by law, contract, or otherwise.

     Environmental Laws. The words "Environmental Laws" mean any and all states, federal and local statutes, regulations and ordinances relating to the protection of human health or the environment, including without limitation the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, 42 U.S.C. Section 9601, et seq. ("CERCLA"), the Superfund Amendments and Reauthorization Act of 1986, Pub. L. No. 99-499 ("SARA"), the Hazardous Materials Transportation Act, 49 U.S.C. Section 1801, et seq., the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901, et seq., or other applicable state or federal laws, rules, of regulations adopted pursuant thereto or common law, and shall also include pollutants, contaminants, polychlorinated biphenyls, asbestos, area formaldehyde, petroleum and petroleum products, and agricultural chemicals.

     Event of Default. The words "Event of Default" mean any of the events of default set forth in this Agreement in the default section of this Agreement.

     GAAP. The word "GAAP" means generally accepted accounting principles.

     Grantor. The word "Grantor" means each and all of the persons or entities granting a Security Interest in any Collateral for the Loan, including without limitation all Borrower's granting such a Security Interest.

     Guarantor.   The  word  "Guarantor"   means  any  guarantor,   surety,   or
accommodation party of any or all of the Loan.

     Guaranty. The word "Guaranty" means the guaranty from Guarantor to Lender, including without limitation a guaranty of all or part of the Note.

     Hazardous Substances. The words "Hazardous Substances" mean materials that, because of their quantity, concentration or physical, chemical or infectious characteristics, may cause or pose a present or potential hazard to human health or the environment when improperly used, treated, stored, disposed of, generated, manufactured, transported or otherwise handled. The words "Hazardous Substances" are used in their very broadest sense and include without limitation any and all hazardous or toxic substances, materials or waste as defined by or listed under the Environmental Laws. The term "Hazardous Substances" also includes, without limitation, petroleum and petroleum by-products or any fraction thereof and asbestos.

     Indebtedness. The word "Indebtedness" means the indebtedness evidenced by the Note or Related Documents, including all principal and interest together with all other indebtedness and costs and expenses for which Borrower is responsible under this Agreement or under any of the Related Documents.

     Lender. The word "Lender" means American Bank of the North, its successors and assigns.

     Loan. The word "Loan" means any and all loans and financial accommodations from Lender to Borrower whether now or hereafter existing, and however evidenced, including without limitation those loans and financial accommodations described herein or described on any exhibit or schedule attached to this Agreement from time to time.

     Note. The word "Note" means the Note executed by Industrial Rubber Products, Inc. in the principal amount of $1,250,000.00 dated June 25, 2003, together with all renewals of, extensions of, modifications of, refinancing of, consolidations of, and substitutions for the note or credit arrangement.

     Permitted Liens. The words "Permitted Liens" mean (1) liens and security interests securing indebtedness owed by Borrower to Lender; (2) liens for taxes, assessments, or similar charges either not yet due or being contested in good faith; (3) liens of materialmen, mechanics, warehousemen, or carriers, or other like liens arising in the ordinary course of business and securing obligations which are not yet delinquent; (4) purchase money liens or purchase money security interests upon or in any property acquired or held by Borrower in the ordinary course of business to secure indebtedness outstanding on the date of this Agreement or permitted to be incurred under the paragraph of this Agreement titled "Indebtedness and Liens;" (5) liens and security interests which, as of the date of this Agreement, have been disclosed to and approved by the Lender in writing; and (6) those liens and security interests which in the aggregate constitute an immaterial and insignificant monetary amount with respect to the net value of Borrower's assets.

     Related Documents. The words "Related Documents" mean all promissory notes, credit agreements, loan agreements, environmental agreements, guaranties, security agreements, mortgages, deeds of trust, security deeds, collateral mortgages, and all other instruments, agreements and documents, whether now or hereafter existing, executed in connection with the Loan.

     Security Agreement. The words "Security Agreement" mean and include without limitation any agreements, promises, covenants, arrangements, understandings or other agreements, whether created by law, contract, or otherwise, evidencing, governing, representing, or creating a Security Interest.

     Security Interest. The words "Security Interest" mean, without limitation, any and all types of collateral security, present and future, whether in the form of a lien, charge, encumbrance, mortgage, deed of trust, security deed, assignment, pledge, crop pledge, chattel mortgage, collateral chattel mortgage, chattel trust, factor's lien, equipment trust, conditional sale, trust receipt, lien or title retention contract, lease or consignment intended as a security device, or any other security or lien interest whatsoever whether created by law, contract or otherwise.

     Tangible Net Worth. The words "Tangible Net Worth" mean Borrower's total assets excluding all intangible assets (i.e., goodwill, trademarks, patents, copyrights, organizational expenses, and similar intangible items, but including leaseholds and leasehold improvements) less total debt.

     BORROWER ACKNOWLEDGES HAVING READ ALL THE PROVISIONS OF THIS BUSINESS LOAN AGREEMENT AND BORROWER AGREES TO ITS TERMS. THIS BUSINESS LOAN AGREEMENT IS DATED JUNE 25, 2003.

BORROWER:

Industrial Rubber Products, Inc.

By:    /s/
    -------------------------------------
    Daniel 0. Burkes, President
    of Industrial Rubber Products, Inc.

LENDER:

American Bank of the North

By:    /s/
    -------------------------------------
    Authorized Signer

                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share

                                                                Six Months Ended
                                                                     June 30,
                                                                ----------------
                                                                      2003
                                                                   ----------
Primary and full diluted:
  Weighted average shares outstanding
    during the period                                                5,437,205
                                                                     ----------
Net Income                                                            (192,658)
                                                                     ----------
Net income/(loss) per share - basic                                      $(.04)
                                                                     ==========
Net income/(loss) per share - diluted:                                    (.04)

     Net income per share is computed based upon the weighted average number of shares outstanding during the period. The Stock Options discussed in the Company's Schedule 14A filed April 16, 2003 were not dilutive for the period ending June 30, 2003.

                                 Exhibit 31(1)
     RULE 13a-14(a)/15d-14(a) CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Daniel O. Burkes, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the quarterly period ended June 30, 2003 of Industrial Rubber Products, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:  August 14, 2003                  /s/ Daniel O. Burkes
                                        ----------------------------------------
                                        Daniel O. Burkes, President and Chief
                                        Executive Officer

                                  Exhibit 31(2)
      RULE 13a-14(a)/15d-14(a) CERTIFICATION BY THE CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

    I, James Skalski, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the quarterly period ended June 30, 2003 of Industrial Rubber Products, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:  August 14, 2003                  /s/ James Skalski
                                        ----------------------------------------
                                        James Skalski, Comptroller

                                   Exhibit 32

                 SECTION 1350 CERTIFICATION OF PERIODIC REPORT
           BY THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18U.S.C. Section 1350, each of the undersigned officers of Industrial Rubber Products, Inc. does hereby certify that:

     1. The Quarterly Report on Form 10-QSB of Industrial Rubber Products, Inc. for the quarterly period ended June 30, 2003 (Report) fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Industrial Rubber Products, Inc.

Dated:  August 14, 2003                  /s/ Daniel O. Burkes
                                        ----------------------------------------
                                        Daniel O. Burkes, President and Chief
                                        Executive Officer



Dated:  August 14, 2003                  /s/ James Skalski
                                        ----------------------------------------
                                        James Skalski, Comptroller


     This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability pursuant to this section. Such certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or by the Securities Exchange Act of 1934, except to the extent that Industrial Rubber Products, Inc. specifically incorporates it by reference.

     A signed original of this written statement required by Section 906 has been provided to Industrial Rubber Products, Inc. and will be retained by Industrial Rubber Products, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.