Form 10QSB
period 2003-09-30
INDUSTRIAL RUBBER PRODUCTS INC
filed 2003-11-13
CIK 1056093

QUARTERLY REPORT FOR INDUSTRIAL RUBBER PRODUCTS, INC.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2003 or

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

Common Stock, $.001 Par Value - 5,458,205 shares as of November 11, 2003.

Transitional Small Business Disclosure Format (check one)  Yes   No x

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Industrial Rubber Products, Inc.
                            Condensed Balance Sheets
                    September 30, 2003 and December 31, 2002

                                                              September 30    December 31
                                                                  2003          2002
                                                                Unaudited
                                                              -------------   -----------
Assets

Current Assets
  Cash and Cash Equivalents                                   $   192,973      $   101,574
  Trade Receivables, less allowance for doubtful                2,410,245        1,711,994
    accounts 2003 - $400,000; 2002 $400,000
  Income Tax Refund Receivable                                     12,322           10,477
  Inventories                                                   1,069,067        1,033,743
  Prepaid Expenses                                                202,528          148,813
  Deferred Taxes                                                  247,000          247,000
                                                              -----------      -----------
    Total Current Assets                                      $ 4,134,135      $ 3,253,601
                                                              -----------      -----------
Other Assets
  Cash Value of Life Insurance                                    285,126          279,509
  Investment in common stock of Acotec S.A.                       120,000          120,000
  Deferred debt expense less amortization                          76,194          118,321
                                                              -----------      -----------
    Total Other Assets                                        $   481,320      $   517,830
                                                              -----------      -----------

Deferred Taxes                                                  1,299,132        1,138,000

Intangible pension asset                                           40,255           40,255

Property, Plant and Equipment
  Land                                                            511,576          511,576
  Buildings                                                     1,720,187        1,610,551
  Automotive Equipment                                            518,022          518,022
  Machinery and Equipment                                       6,404,918        6,353,331
                                                              -----------      -----------
                                                                9,154,703        8,993,480
  Less Accumulated Depreciation                                 4,793,488        4,173,097
                                                              -----------      -----------
  Net Property, Plant and Equipment                             4,361,215        4,820,383
                                                              -----------      -----------
Total Assets                                                  $10,316,057      $ 9,770,069
                                                              ===========      ===========

Liabilities and Stockholder's Equity

Current Liabilities

  Bank Note Payable                                           $   620,405      $    69,653
  Current Maturities of Long-term Debt                            370,685          565,194
  Accounts Payable                                                991,203          501,427
  Accrued Expenses                                                500,282          521,166
                                                              -----------      -----------
    Total Current Liabilities                                 $ 2,482,575      $ 1,657,440
                                                              -----------      -----------

Long-term Debt, less current maturities                       $ 2,701,492      $ 2,735,419
                                                              -----------      -----------

Accrued pension costs                                              45,622           45,622


Stockholder's Equity

  Common Stock, $.001 per value; authorized
    25,000,000 shares; issued 5,437,205 in 2002;
    and 2003                                                        5,437            5,437
  Additional paid-in capital                                    6,137,612        6,137,612
  Accumulated Deficit                                          (1,028,428)        (786,732)
  Accumulated other comprehensive income                          (28,253)         (24,729)
                                                              -----------      -----------
    Total Stockholder's Equity                                  5,086,368        5,331,588
                                                              -----------      -----------
Total Liabilities and Stockholder's Equity                    $10,316,057      $ 9,770,069
                                                              ===========      ===========

                        Industrial Rubber Products, Inc.
                         Condensed Statements of Income
                                   (Unaudited)


                                                            Three Months Ended                 Nine Months Ended
                                                                 Sept 30,                           Sept 30,
                                                       ---------------------------      ------------------------------
                                                          2003            2002              2003              2002
                                                       -----------    ------------      ------------     -------------
Net Sales                                              $3,375,473     $ 3,394,163       $ 9,260,403      $ 10,268,010
Cost of Sales                                           2,768,292       2,497,143         7,574,064         7,733,029
                                                       -----------    ------------      ------------     -------------
  Gross Profit                                         $  607,181     $   897,020       $ 1,686,339      $  2,534,981

Selling, General and Administrative Expense               609,858         606,289         1,838,273         1,844,813
                                                       -----------    ------------      ------------     -------------
Operating Income/(Loss)                                $   (2,677)    $   290,731       $  (151,934)     $    690,168
                                                       -----------    ------------      ------------     -------------
Nonoperating Income/(Expense)
  Interest Income                                      $       64     $       123       $       233      $      1,066
  Interest Expense                                        (85,119)        (84,525)         (263,127)         (266,232)
  Rental Income                                             6,000                            12,000
                                                       -----------    ------------      ------------     -------------
                                                       $  (79,055)    $   (84,402)      $  (250,894)     $   (265,166)
                                                       -----------    ------------      ------------     -------------

Income/(Loss) Before Tax                               $  (81,732)    $   206,329       $  (402,828)     $    425,002

Income Tax Expense/(Credit)                               (32,694)         82,532          (161,132)          170,001
                                                       -----------    ------------      ------------     -------------
Income/(Loss) before cumulative effect of              $  (49,038)    $   123,797       $  (241,696)     $    255,001
change in accounting principal net of tax

Cumulative effect of accounting change                                                                       (521,556)
in goodwill accounting method net of tax               ---------------------------      ------------------------------
                                                       $  (49,038)    $   123,797       $  (241,696)     $   (266,555)
                                                       ===========    ===========       ============     =============

Basic and Diluted Earnings/(Loss) per Share (Note 5)

Income/(Loss) before cumulative effect of
change in goodwill accounting method                      $ (0.01)         $ 0.02           $ (0.04)          $  0.05


Cumulative effect of change in goodwill                   $     0          $    0                 0           $ (0.11)
accounting method

Net Income/(Loss)                                         $ (0.01)         $ 0.02           $ (0.04)          $ (0.06)
                                                       ===========     ===========       ===========       ===========
Weighted Average Common Shares                          5,437,205       5,437,205         5,437,205         4,747,866
Assumed Outstanding

                        Industrial Rubber Products, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                              --------------------------------
                                                                  2003                 2002
                                                              -----------          -----------
Cash Flows from Operating Activities
  Net Income/(Loss)                                           $ (241,696)         $  (266,555)
  Adjustments to reconcile net income/(loss) to net
    cash provided by (used in) operating activities:
      Depreciation                                               620,391              611,153
      Amortization                                                42,127                9,865
      Cumulative effect of accounting change                           0              869,260
      Deferred Taxes                                            (161,132)            (177,703)
  Changes in working capital components net of
    effect from purchase of business:
      (Increase) Decrease in:
        Receivables                                             (700,096)              67,063
        Inventories                                              (35,324)              61,947
        Prepaid Expenses                                         (53,715)             106,335
       Increase (Decrease) in:
        Accounts payable and accrued expenses                    468,892              (51,940)
                                                              -----------         ------------
Net cash provided by (used in) operating activities           $  (60,553)         $ 1,229,425
                                                              -----------         ------------
Cash Flows from Investing Activities
  Purchase of Property and Equipment                            (161,223)             (53,041)
  (Increase) decrease in cash value of life insurance             (5,617)              (4,257)
                                                                -----------         ------------
Net cash provided by (used in) investing activities           $ (166,840)         $   (57,298)
                                                              -----------         ------------
Cash Flows from Financing Activities
  Net proceeds of stock offering                              $        0          $   500,000
  Net proceeds (repayments) on short-term borrowings             550,752           (4,225,383)
  Principal payments on long-term borrowings                    (463,391)            (102,674)
  Proceeds from long-term debt borrowings                        234,955            2,600,000
  Disbursements on loan origination fees                               0             (137,857)
                                                              -----------         ------------
Net cash provided by (used in) financing activities           $  322,316          $(1,365,914)
                                                              -----------         ------------

(Increase) Decrease in Foreign Currency Adjustment (Note 7)   $   (3,524)         $     2,599
                                                              -----------         ------------

Net increase (decrease) in cash and cash equivalents          $   91,399          $  (191,188)

Cash and cash equivalents
  Beginning                                                      101,574              324,607
                                                              -----------         ------------
  Ending                                                      $  192,973          $   133,419
                                                              ===========         ============

Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                  $  263,127          $   284,644
                                                              ===========         ============
  Cash payments for income taxes                              $    3,319          $         0
                                                              ===========         ===========

                        Industrial Rubber Products, Inc.
                   Notes to Consolidated Financial Statements
                         September 30, 2003 (Unaudited)

     Note 1. Basis of Presentation. The accompanying interim financial statements presented have been prepared by Industrial Rubber Products, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended September 30, 2003 and September 30, 2002 (b) the results of operations for the nine months ended September 30, 2003 and September 30, 2002(c) the financial position at September 30, 2003 and (d) the cash flows for the nine month periods ended September 30, 2003 and September 30, 2002. Operating results for the nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet presented as of December 31, 2002 has been derived from the financial statements that have been audited by the Company's independent public accountants (McGladrey & Pullen, LLP). The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB filed April 9, 2003.

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


Note 3.  Inventories.  Inventories consist of the following:

                                 30-Sept-03    31-Dec-02
                             ----------------------------
Raw material                  $  664,654     $  834,182
Work in process                   64,395         31,871
Finished goods                   481,848        302,007
Raw material / customer           25,945         25,540
Allowance for obsolescence      (167,775)      (159,857)
                             ----------------------------
                              $1,069,067     $1,033,743
                             ============================


     Note 4. Related Company Transactions. As of September 30, 2003 the Company had no payables or receivables with Nelson Roofing, Inc. ("NRI") or K Building Components, Inc. ("KBC"), both companies owned solely by the majority stockholder of the Company. The Company from time to time provides management and administrative services to NRI and receives a management fee for such services. The Company paid a combined total of $17,967 to NRI and KBC for construction services in the third quarter and a combined total of $96,334 for the nine month period.

     The Company owns 10% of the stock of Acotec S.A. (Acotec). The remaining 90% of Acotec is owned by one of the members of Industrial Rubber Products Board of Directors. Sales amounted to $188,011 for the quarter and $516,702 for the nine - month period ending September 30, 2003. Accounts receivable from Acotec were $450,185 at September 30, 2003.

     Note 5. Earnings per share. Basic EPS is calculated by dividing net income the weighted average number of common shares outstanding during the quarter. Diluted EPS is similar to Basic except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued.

     Options to purchase 199,900 and 133,650 shares of common stock were outstanding during the quarter ended September 30, 2003 and 2002 respectively. Warrants to purchase 126,000 shares of common stock were outstanding during the quarter ended September 30, 2002 but the warrants expired during the quarter ended June 30, 2003. The options and warrants to purchase were excluded from the computation of the common stock equivalents because they were anti-dilutive for the quarter and nine months ended September 30, 2003 and 2002.

     Note 6. Employee Stock Plans. The Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock based Compensation):


                                                                 Nine Months Ended                       Three Months Ended
                                                        ---------------------------------       --------------------------------
                                                           Sept 30             Sept 30              Sept 30            Sept 30
                                                             2003                2002                 2003               2002
                                                        --------------       ------------       -------------        -----------
Net income (loss)
  As reported                                             $ (241,696)         $ (266,555)         $  (49,038)         $ 123,787

  Deduct total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of tax                                      0               6,618                   0                  0
                                                        -------------        ------------       -------------        -----------
  Pro Forma                                               $ (241,696)         $ (273,173)         $  (49,038)         $ 123,797
                                                        =============        ============       =============        ===========

Basic and diluted earnings (loss) per share:
  As reported                                              $  (0.04)            $ (0.06)            $ (0.01)             $ 0.02
  Pro forma                                                $  (0.04)            $ (0.06)            $ (0.01)             $ 0.02

     Note 7. Total comprehensive loss. For the nine-month period ended September 30, 2003, total comprehensive loss was $ 243,810. For the quarter ended September 30, 2003, total comprehensive loss was $68,923. The difference between total comprehensive loss and net loss was due to foreign currency transaction adjustments net of tax.

     Note 8. Refinancing. One long-term secured loan in the amount of $124,029 was closed on May 1, 2003 with Northern State Bank of Virginia (at a floating rate of 2% above Wall Street Prime, adjusted monthly, with a ten year amortization and a five year balloon). This loan also extends the payment term of an IRRRA participation loan in the amount of $110,925.67. This loan was used to replace existing Wells Fargo debt. The loan is secured by a building owned by the Company in Hibbing, Minnesota.

     Note 9. New Accounting Standards. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS
150). FAS 150 clarifies the accounting for certain financial instruments and characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The adoption of FAS 150 did not have a material effect on the Company's financial statements.


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

     Deferred taxes. At September 30, 2003, the Company had approximately $1,546,000 of deferred tax assets. The deferred tax assets result primarily due to net operating loss carryforwards. At September 30, 2003, the Company had federal net operating loss carryforwards of approximately $4,080,000 and state operating loss carryforwards of approximately $2,280,000. These carryforwards are available to offset future federal and state taxable income and are, therefore, expected to reduce taxes paid by the Company. The federal net operating loss carryforwards expire in years 2018 through 2021 and the state operating loss carryforwards expire in years 2013 through 2016. In order to realize the deferred tax assets related to these carryforwards, the Company must generate federal and state taxable income at least equal to the net operating loss carryforwards before they expire. For the nine months ended September 30, 2003, the Company generated a loss of approximately $242,000. If future results do not produce taxable income, the Company will assess the need to record a reserve against the deferred tax assets. The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

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

     During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. Under the new rules goodwill and certain intangible assets must be assessed for impairment using fair value measurement techniques. The Company completed its initial goodwill impairment testing during the first quarter of 2002, and initially determined that there was no impairment of goodwill. However, the Company has subsequently revised its conclusion as a result of further impairment testing, including considerations of its market capitalization. Therefore, the Company has restated its results for the first quarter of 2002, and recorded a $869,260 noncash pretax charge for the impairment of goodwill, substantially all of which was generated in the acquisitions of TJ Products and Irathane Systems. The charge reflects overall market declines since the acquisitions were announced. The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements. In order to enhance comparability, the Company compares current year results to the prior year exclusive of this charge.

     Net Sales. Net sales for the quarter ending September 30, 2003, of $3,375,473 compares with $3,394,163 in the same quarter of 2002.

     Net sales for the nine-month period ending September 30, 2003, of $9,260,403 compares with $10,268,010 in the same period in 2002. The decrease in sales for the quarter was continued weak markets for the Company's products, while the decrease for the nine month period is largely attributed to a reduction of $714,000 in South American sales.

     The Company's order backlog on September 30, 2003, was approximately $1,400,000.

     Cost of Sales. Cost of sales as a percentage of net sales was 82.0% in the third quarter of 2003 compared with 73.6% in the same quarter of 2002. This increase was the result the impact of lower volume on the Company's fixed costs. The costs of sales also included a one time charge of $125,000 for the settlement of a lawsuit from a slurry pipe project completed in 1999. Cost of sales for the first nine months of 2003 were 81.8% of net sales compared with 75.3% for the same period in 2002. The increase was attributable to the same items as effected the quarterly results.

     Selling, General and Administrative Expenses. Normal selling, general and administrative expenses increased from $606,289 (17.9% of net sales) in the third quarter of 2002 to $609,858 (18.1% of net sales) in the same quarter of 2003. The Company has been able to maintain SGA costs at comparable levels to previous periods. For the nine-month period ending September 30, 2003, normal selling, general and administrative expenses of $1,838,273 (19.9% of net sales) compares with $1,844,813 (18.0% of net sales) in the same period in 2002.

     Nonoperating Income and Expense. The major nonoperating expense, interest expense increased from $84,525 in the third quarter of 2002 to $85,119 in the same quarter of 2003. For the nine-month period ended September 30, 2003, interest expense was $263,127 and compares with $266,232 in the same period in 2002.

     Net Income/(Loss) Before Tax. Net loss before tax for the quarter ending September 30, 2003, was $81,732 and compares with net income before tax of $206,329 for the same quarter in 2002. The decline was due to a small decrease in net sales, and a settlement of $125,000 on a slurry pipe claim. Net loss before tax for the nine-month period ending September 30, 2003, was $402,828 and compares with a net income before tax of $425,002 in the same nine-month period in 2002.

     Income Taxes. During the quarter ended September 30, 2003, the Company recorded an income tax credit of $32,694. This compares with a tax expense of $82,532 in the same quarter of 2002. For the nine-month period ended September 30, 2003, the Company recorded an income tax credit of $161,132 which compares with a tax expense of $170,001 in the same period of 2002. In addition, the Company recorded $347,704 of tax credit as part of the net of tax item for the cumulative effect of change in goodwill accounting in the first nine months of 2002. The Company does not anticipate the payment of income taxes for 2003 income due to operating loss carry forwards from previous years, except for possibly at the Irathane Elliott (Canadian) subsidiary.

     Cash Flows. The Company's cash flows from operating activities showed net cash used of $60,553 for the first nine months of 2003. Working capital component changes accounted for net cash used of $320,243. The largest usage was accounts receivable increasing by $698,251 due to the timing of cash receipts and sales to foreign customers with 90 - 120 day terms with payments due in the fourth quarter. Accounts payable and accrued expenses offset part of this by increasing by $468,892. This increase was attributed to the increase in accounts receivable and the timing of cash receipts thereof. These unfavorable amounts were offset by $662,518 of depreciation and amortization.

     The Company showed net cash used in investing activities of $166,840 in the first nine months of 2003. The majority of this, $161,223 was for the purchase of property and equipment, and compares with capital expenditures of $53,041 for the same period of 2002.

     The Company was provided $322,316 in financing activities for the first nine months of 2003. This was due mainly to an increase of borrowing on its revolving credit facility.

     In total, the Company showed a net increase in cash of $91,399 for the first nine months of 2003. This increased the Company's cash balance from $101,574 to $192,973.

Liquidity and Sources of Capital.

     One long-term secured loan in the amount of $124,029 was closed on May 1, 2003 with Northern State Bank of Virginia (at a floating rate of 2% above Wall Street Prime, adjusted monthly, with a ten year amortization and a five year balloon.) This loan also extends the payment term of an IRRRA participation loan in the amount of $110,925.67. This loan was used to replace existing Wells Fargo debt that was reported as the current portion of long-term debt at December 31, 2002. The loan is secured by a building owned by the Company in Hibbing, Minnesota.

     The Company also secured an operating line of credit with American Bank of the North of Hibbing, Minnesota providing up to $1,250,000 and secured by inventory, accounts receivable, general intangibles and equipment. The operating line provides for monthly installment payments of interest at a variable rate of 2.00% above Prime Rate. The Company's operating line balance was $525,405 on June 30, 2003.

     The Company believes it can fund proposed capital expenditures and operating requirements from operations and bank credit lines. The proposed capital expenditures for the year were $125,000 and have been subsequently raised to $175,000 for additional purchases of production equipment.

Aggregate Maturities of Debt Years ending September 30
-------------------------------------------------------------------------------
2004                                                            $ 370,685
2005                                                              399,655
2006                                                              420,073
2007                                                              451,622
2008                                                              487,489
Thereafter                                                        942,653
                                                                -----------
                                                               $3,072,177

Item 3. Controls and Procedures.

     The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures under the supervision and with the participation of management, including its chief executive officer and chief financial officer, as of the end of the period covered by this Form 10-QSB. Based upon the evaluation, the Company's chief executive officer and chief financial officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's SEC filings. There has been no significant change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On October 24, 2002, the Company was named as one of three third-party defendants in a lawsuit involving a slurry pipe project. The Company responded to the lawsuit denying any liability. Damages were alleged by the Plaintiff to be $2,400,000. In September, the Company settled all claims against it with a payment of $125,000 after analyzing the ongoing costs of defending the case. From time to time the Company receives notices of claims made against it arising from the regular conduct of its business. Those claims are usually resolved prior to any litigation being either threatened or initiated. In the aggregate, the Company believes that the claims of which it has notice are not material to the Company's business.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.
             Exhibit 11 Statement Re Computation of Earnings Per Share
             Exhibit 31(1) Rule 13a-14(a)/15d-14(a) Certification of Quarterly Report dated November 13, 2003 signed by Daniel O. Burkes.
             Exhibit 31(2) Rule 13a-14(a)/15d-14(a) Certification of Quarterly Report dated November 13, 2003 signed by James A. Skalski.
             Exhibit 32(1) Section 1350 Certification dated November 13, 2003 signed by Daniel O. Burkes and James A. Skalski.

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

                                               INDUSTRIAL RUBBER PRODUCTS, INC.
                                                         (Registrant)




Date: November 13, 2003                         /s/ James Skalski
                                               ---------------------------------
                                                       James Skalski
                                                        Comptroller

                        Industrial Rubber Products, Inc.

Exhibit 11 - Statement Re Computation of Earnings Per Share

                                                                                Nine Months Ended
                                                                        Sept 30, 2003    Sept 30, 2002
                                                                        ------------------------------
Net earnings/(loss) applicable to common shareholders
  for basic and diluted earnings per share                              $ (241,696)      $ (266,555)

Weighted average shares outstanding for basic earnings
  per share                                                              5,437,205         4,747,866

Dilutive effect of stock options computed using the
  treasury stock method and the average market price                             0                 0

Weighted average shares outstanding for diluted earnings
  per shares                                                             5,437,205         4,747,866

Basic and Diluted earnings per share                                       $ (0.04)          $ (0.06)

                                 Exhibit 31(1)
     RULE 13a-14(a)/15d-14(a) CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Daniel O. Burkes, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the quarterly period ended September 30, 2003 of Industrial Rubber Products, Inc.;

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


Dated:  November 13, 2003                  /s/ Daniel O. Burkes
                                        ----------------------------------------
                                        Daniel O. Burkes, President and Chief
                                        Executive Officer

                                  Exhibit 31(2)
      RULE 13a-14(a)/15d-14(a) CERTIFICATION BY THE CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

    I, James Skalski, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the quarterly period ended September 30, 2003 of Industrial Rubber Products, Inc.;

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


Dated:  November 13, 2003                  /s/ James Skalski
                                        ----------------------------------------
                                        James Skalski, Comptroller

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

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18U.S.C. Section 1350, each of the undersigned officers of Industrial Rubber Products, Inc. does hereby certify that:

     1. The Quarterly Report on Form 10-QSB of Industrial Rubber Products, Inc. for the quarterly period ended September 30, 2003 (Report) fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Industrial Rubber Products, Inc.

Dated: November 13, 2003                  /s/ Daniel O. Burkes
                                        ----------------------------------------
                                        Daniel O. Burkes, President and Chief
                                        Executive Officer



Dated: November 13, 2003                  /s/ James Skalski
                                        ----------------------------------------
                                        James Skalski, Comptroller


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